Form 10-Q
period 1996-03-25
AMERICAN RESTAURANT GROUP HOLDINGS INC
filed 1996-05-09
CIK 917540

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549

                        --------------------------------

                                   FORM 10-Q


         (Mark One)
         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 25, 1996

                                       OR

         [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the transition period from              to
                                         ------------    -------------


                    American Restaurant Group Holdings, Inc.
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                   33-74012                    33-0592148
- - -------------------------------    ----------------         -------------------
(State or other jurisdiction of    (Commission File          (I.R.S. employer
incorporation or organization)         Number)              identification no.)


                            450 Newport Center Drive
                            Newport Beach, CA 92660
                               (714) 721-8000
         -------------------------------------------------------------
         (Address and telephone number of principal executive offices)


               --------------------------------------------------
               Former name, former address and former fiscal year
                         if changed since last report.



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                            Yes   X            No
                                                ------             ------


The number of outstanding shares of the Company's Common Stock (one cent par value) as of April 29, 1996 was 504,505.

                    AMERICAN RESTAURANT GROUP HOLDINGS, INC.

                                     INDEX


                                                                                                          PAGE
PART I.      FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS:

             Consolidated Condensed Balance Sheets  . . . . . . . . . . . . . . . . . . . . . . . .          1

             Consolidated Statements of Income  . . . . . . . . . . . . . . . . . . . . . . . . . .          3

             Consolidated Statements of Cash Flows  . . . . . . . . . . . . . . . . . . . . . . . .          4

             Notes to Consolidated Condensed Financial Statements . . . . . . . . . . . . . . . . .          5

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . . . . . .          6

PART II.     OTHER INFORMATION

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . .          9

PART I.      FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS:


           AMERICAN RESTAURANT GROUP HOLDINGS, INC. AND SUBSIDIARIES
           ---------------------------------------------------------

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                     -------------------------------------

                      DECEMBER 25, 1995 AND MARCH 25, 1996
                      ------------------------------------

ASSETS                                                                  December 25,                March 25,
                                                                            1995                      1996
                                                                        ------------              ------------
                                                                                                   (unaudited)
CURRENT ASSETS:
  Cash                                                                  $ 10,385,000              $  3,956,000
  Accounts receivable, net of reserve of
    $777,000 and $781,000 at December 25, 1995
    and March 25, 1996, respectively                                       7,734,000                 7,901,000
    Inventories                                                            6,597,000                 6,419,000
    Prepaid expenses                                                       4,607,000                 2,836,000
                                                                        ------------              ------------

      Total current assets                                                29,323,000                21,112,000
                                                                        ------------              ------------

PROPERTY AND EQUIPMENT:
  Land and land improvements                                              52,991,000                52,991,000
  Buildings and leasehold improvements                                   141,382,000               141,623,000
  Fixtures and equipment                                                  90,520,000                90,557,000
  Property held under capital leases                                      13,067,000                13,067,000
  Construction in progress                                                 3,749,000                 5,448,000
                                                                        ------------              ------------

                                                                         301,709,000               303,686,000
  Less -- Accumulated depreciation                                       130,679,000               134,111,000
                                                                        ------------              ------------

                                                                         171,030,000               169,575,000
                                                                        ------------              ------------

OTHER ASSETS -- NET                                                       54,138,000                56,081,000
                                                                        ------------              ------------

    Total Assets                                                        $254,491,000              $246,768,000
                                                                        ============              ============





  The accompanying notes are an integral part of these consolidated condensed statements.
    (consolidated condensed balance sheets continued on the following page)

LIABILITIES AND COMMON STOCKHOLDERS'                                    December 25,                 March 25,
EQUITY                                                                      1995                       1996
                                                                        ------------              -------------
                                                                                                    (unaudited)
CURRENT LIABILITIES:
  Accounts payable                                                      $ 29,239,000              $  23,182,000
  Accrued liabilities                                                     14,226,000                 11,035,000
  Accrued insurance                                                       16,694,000                 18,306,000
  Accrued interest                                                         5,855,000                    825,000
  Accrued payroll costs                                                   10,171,000                 10,681,000
  Current portion of obligations
    under capital leases                                                     858,000                    870,000
  Current portion of long-term debt                                        7,850,000                 22,224,000
                                                                        ------------              -------------

    Total current liabilities                                             84,893,000                 87,123,000
                                                                        ------------              -------------

LONG-TERM LIABILITIES, net of current portion:
  Obligations under capital leases                                         9,344,000                  9,127,000
  Long-term debt                                                         273,935,000                269,323,000
                                                                        ------------              -------------

    Total long-term liabilities                                          283,279,000                278,450,000
                                                                        ------------              -------------


COMMITMENTS AND CONTINGENCIES


PREFERRED STOCK, $0.01 par value;
  10,000 shares authorized, no shares
  issued or outstanding
  at December 25, 1995 or
  March 25, 1996                                                                -                         -


COMMON STOCKHOLDERS' EQUITY:
  Common stock, $0.01 par value;  1,000,000
    shares authorized; 504,505 shares issued
    and outstanding at December 25, 1995 and
    March 25, 1996                                                              2,000                     2,000
  Treasury stock                                                              (50,000)                  (50,000)
  Paid-in capital                                                          17,539,000                17,539,000
  Accumulated deficit                                                    (131,172,000)             (136,296,000)
                                                                        -------------             -------------

    Total common stockholders' deficit                                   (113,681,000)             (118,805,000)
                                                                        -------------             -------------

   Total liabilities and common
    stockholders' equity                                                $ 254,491,000             $ 246,768,000
                                                                        =============             =============





  The accompanying notes are an integral part of these consolidated condensed statements.

           AMERICAN RESTAURANT GROUP HOLDINGS, INC. AND SUBSIDIARIES
           ---------------------------------------------------------

                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------

         FOR THE THIRTEEN WEEKS ENDED MARCH 27, 1995 AND MARCH 25, 1996
         --------------------------------------------------------------

                                  (UNAUDITED)
                                  -----------

                                                                               Thirteen Weeks Ended
                                                                          --------------------------------------
                                                                             March 27,               March 25,
                                                                               1995                    1996
                                                                          -------------           --------------
REVENUES                                                                  $ 114,715,000           $ 114,598,000

RESTAURANT COSTS:
  Food and beverage                                                          35,642,000              36,850,000
  Payroll                                                                    34,602,000              34,365,000
  Direct operating                                                           26,784,000              27,451,000
  Depreciation and amortization                                               6,147,000               5,221,000

GENERAL AND ADMINISTRATIVE EXPENSES                                           7,746,000               6,678,000
                                                                          -------------           -------------

  Operating profit                                                            3,794,000               4,033,000

INTEREST EXPENSE, net                                                         8,678,000               9,144,000
                                                                          -------------           -------------

  Loss before provision for income taxes                                     (4,884,000)             (5,111,000)

PROVISION FOR INCOME TAXES                                                        9,000                  13,000
                                                                          -------------           -------------

  Net loss                                                                $  (4,893,000)          $  (5,124,000)
                                                                          =============           =============





  The accompanying notes are an integral part of these consolidated condensed statements.

           AMERICAN RESTAURANT GROUP HOLDINGS, INC. AND SUBSIDIARIES
           ---------------------------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

         FOR THE THIRTEEN WEEKS ENDED MARCH 27, 1995 AND MARCH 25, 1996
         --------------------------------------------------------------

                                  (UNAUDITED)
                                  -----------

                                                                             March 27,               March 25,
                                                                               1995                    1996
                                                                          -------------           --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers                                            $ 114,886,000           $ 114,431,000
  Cash paid to suppliers and employees                                     (105,110,000)           (110,769,000)
  Interest paid, net                                                        (11,864,000)            (12,095,000)
  Income taxes paid                                                              (9,000)                (13,000)
                                                                          -------------           -------------

    Net cash used in operating activities                                    (2,097,000)             (8,446,000)
                                                                          -------------           -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                       (4,271,000)             (2,078,000)
  Net (increase) decrease in other assets                                       418,000                (151,000)
  Proceeds from disposition of assets                                            25,000                   -
                                                                          -------------           -------------

    Net cash used in investing activities                                    (3,828,000)             (2,229,000)
                                                                          -------------           -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on indebtedness                                                      (78,000)             (2,603,000)
  Borrowings on indebtedness                                                      -                   7,115,000
  Net increase in deferred debt costs                                            (4,000)                (61,000)
  Payments on capital lease obligations                                        (195,000)               (205,000)
                                                                          -------------           -------------

    Net cash provided by (used in)
      financing activities                                                     (277,000)              4,246,000
                                                                          -------------           -------------

NET DECREASE IN CASH                                                         (6,202,000)             (6,429,000)

CASH, at beginning of period                                                 15,032,000              10,385,000
                                                                          -------------           -------------

CASH, at end of period                                                    $   8,830,000           $   3,956,000
                                                                          =============           =============

RECONCILIATION OF NET LOSS TO NET CASH
USED IN OPERATING ACTIVITIES:
  Net loss                                                                $  (4,893,000)          $  (5,124,000)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation and amortization                                           6,147,000               5,221,000
      Loss on disposition of assets                                             158,000                  33,000
      Accretion on indebtness                                                 1,825,000               2,079,000
      Loss on value of interest rate swap                                        59,000                   -
      (Increase) decrease in current assets:
        Accounts receivable, net                                                171,000                (167,000)
        Inventories                                                             201,000                 178,000
        Prepaid expenses                                                        486,000               1,523,000
      Increase (decrease) in current liabilities:
        Accounts payable                                                      2,277,000              (6,057,000)
        Accrued liabilities                                                  (4,800,000)             (3,224,000)
        Accrued insurance                                                     1,853,000               1,612,000
        Accrued interest                                                     (5,070,000)             (5,030,000)
        Accrued payroll                                                        (511,000)                510,000
                                                                          -------------           -------------

           Net cash used in operating activities                          $  (2,097,000)          $  (8,446,000)
                                                                          =============           ==============

  The accompanying notes are an integral part of these consolidated condensed statements.

           AMERICAN RESTAURANT GROUP HOLDINGS, INC. AND SUBSIDIARIES
           ---------------------------------------------------------

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------

1.       MANAGEMENT OPINION

         The Consolidated Condensed Financial Statements included herein have been prepared by the Company, without audit, in accordance with Securities and Exchange Commission Regulation S-X. In the opinion of management of the Company, these Consolidated Condensed Financial Statements contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the Company's financial position as of December 25, 1995 and March 25, 1996, and the results of its operations and its cash flows for the thirteen weeks ended March 27, 1995 and March 25, 1996. The Company's results for an interim period are not necessarily indicative of the results that may be expected for the year.

         Although the Company believes that all adjustments necessary for a fair presentation of the interim periods presented are included and that the disclosures are adequate to make the information presented not misleading, it is suggested that these Consolidated Condensed Financial Statements be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's annual report on Form 10-K, File No. 33-74012, for the year ended December 25, 1995.

ITEM 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


The following discussion and analysis of American Restaurant Group Holdings, Inc.'s financial condition and results of operations should be read in conjunction with the historical financial information included in the Consolidated Condensed Financial Statements.

RESULTS OF OPERATIONS

Thirteen weeks ended March 27, 1995 and March 25, 1996:

Revenues. Total revenues decreased from $114.7 million in the first quarter of 1995 to $114.6 million in the first quarter of 1996 reflecting a decrease in comparable restaurant revenues of 2.0%. During the twelve months ended March 25, 1996, the Company opened three new restaurants and closed one poor performing restaurant. There were 246 restaurants operating as of March 27, 1995 and 248 operating as of March 25, 1996.

Black Angus revenues increased 4.3% to $67.8 million in the first quarter of 1996 as compared to the same period in 1995. The increase was due to the addition of three new restaurants in California (one of which opened late in the first quarter of 1995) and increased television advertising. Comparable restaurant revenues increased 1.6% as compared to the prior year.

Grandy's revenues decreased 11.3% to $22.7 million in the first quarter of 1996 as compared to the same period in 1995. Comparable restaurant revenues in the first quarter of 1996 were 11.6% lower than the same period in 1995, in part due to less use of discounting to stimulate sales and less effective advertising and promotion. Franchise revenues were $0.5 million in the first quarter of 1995 and 1996.

Other revenues decreased from $24.2 million in the first quarter of 1995 to $24.1 million in the same period of 1996. The Company opened one new restaurant and closed one poor performing restaurant during the twelve months ended March 25, 1996. Comparable restaurant revenues decreased 1.8%.

Food and Beverage Costs. As a percentage of revenues, food and beverage costs increased from 31.1% in the first quarter of 1995 to 32.2% in the first quarter of 1996. The increase was primarily due to higher seafood costs at Black Angus.

Payroll Costs. As a percentage of revenues, labor costs decreased from 30.2% in the first quarter of 1995 to 30.0% in the first quarter of 1996. The decrease was partially due to reduced health insurance costs.

Direct Operating Costs. Direct operating costs consist of occupancy, advertising and other expenses incurred by individual restaurants. As a percentage of revenues, these costs increased in the first quarter from 23.3% in 1995 to 24.0% in 1996. The increase was due primarily to higher advertising expenses.

Depreciation and Amortization. Depreciation and amortization consists of depreciation of fixed assets used by individual restaurants, divisions and corporate offices, as well as amortization of intangible assets. As a percentage of revenues, depreciation and amortization decreased from 5.4% in the first quarter of 1995 to 4.5% in the same period of 1996. The decrease was due primarily to the furniture, fixtures and equipment purchased in the 1987 acquisition which became fully depreciated in February 1995 and the non-cash reduction of the historical cost of certain long-lived assets in December 1995.

General and Administrative Expenses. General and administrative expenses decreased 13.8% from $7.7 million in the first quarter of 1995 to $6.7 million in the first quarter of 1996. The decrease was due primarily to the December 1995 restructuring of administrative personnel which resulted in a reduction of payroll costs. General and administrative expenses as a percentage of revenues decreased from 6.8% to 5.8%.

Operating Profit. Due to the above items, operating profit increased from $3.8 million in the first quarter of 1995 to $4.0 million in the first quarter of 1996. As a percentage of revenues, operating profit increased 0.2% from 3.3% to 3.5%.

Interest Expense - Net. Interest expense increased from $8.7 million in the first quarter of 1995 to $9.1 million in the first quarter of 1996. The increase was primarily due to higher interest income in the first quarter of 1995 and a higher average debt balance in the first quarter of 1996. The Company's average stated interest rate remained equal at 11.9% in the first quarter of 1995 and 1996. The weighted average debt balance (excluding capitalized lease obligations) increased from $268.0 million in the first quarter of 1995 to $280.7 million in the first quarter of 1996.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are cash flow from operations and borrowings under its credit facilities. The Company requires capital principally for the acquisition and construction of new restaurants, the remodeling of existing restaurants and the purchase of new equipment and leasehold improvements.

In general, restaurant businesses do not have significant accounts receivable because sales are made for cash or by credit card vouchers which are ordinarily paid within a few days, and do not maintain substantial inventory as a result of the relatively brief shelf life and frequent turnover of food products. Additionally, restaurants generally are able to obtain trade credit in purchasing food and restaurant supplies. As a result, restaurants are frequently able to operate with working capital deficits, i.e., current liabilities exceed current assets. At March 25, 1996, the Company had a working capital deficit of $66.0 million.

The Company estimates that capital expenditures of $10.0 million to $13.0 million are required annually to maintain and refurbish its existing restaurants. In addition, the Company spends approximately $10.0 million to $13.0 million annually for repairs and maintenance which are expensed as incurred. Other capital expenditures, which are generally discretionary, are primarily for the construction of new restaurants and for expanding, reformatting and extending the capabilities of existing restaurants and for general corporate purposes. The Company expects to spend approximately $3.0 million to $6.0 million on new restaurants in 1996, primarily during the second half of 1996, and depending on market conditions, to increase its capital expenditures for new restaurants thereafter. Total capital expenditures year to date were $4.3 million in 1995 and $2.1 million in 1996. The Company's credit agreement contains limitations on the amount of capital expenditures that the Company may incur.

American Restaurant Group, Inc. ("ARG"), a wholly owned subsidiary of the Company, has amended its credit facilities to provide for a working capital facility of $5.0 million until June 30, 1996 and a letter of credit facility of
$13.5 million until September 30, 1996.   Each of such facilities was fully
utilized as of March 25, 1996. In conjunction with these extensions, ARG agreed to make certain asset sales. Prior to its scheduled expiration, ARG will seek to replace or further extend its letter of credit facility.

In March 1996, the Company completed a private placement of its 14% senior discount debentures due 2005 at an aggregate offering price of approximately $7.1 million. Substantially all of the net proceeds of the offering were contributed by the Company to ARG. The net proceeds were used by ARG for general corporate purposes.

The Company is currently in negotiation for a sale/leaseback of 24 Black Angus restaurants and, separately, for a sale and agreement to manage 38 Grandy's restaurants, for total gross proceeds of $88.0 million. If these transactions are consummated, all but $10.0 million of the net proceeds of these transactions will be used to repay ARG's senior debt. These transactions are expected to close in June 1996. The Company also intends to negotiate an extension of the maturities of its debt. Thus, although the Company is highly leveraged, based upon current and projected levels of operations and anticipated growth, the Company expects that cash flow generated from operations together with its other available sources of liquidity, including the transactions discussed above, will be adequate to make required payments of principal and interest on its indebtedness, to make anticipated capital expenditures and to finance working capital requirements.

A covenant in ARG's senior secured notes specifies that, if at the end of any two consecutive fiscal quarters ARG's net worth falls below a minimum amount, ARG is obligated to make an offer to purchase ten percent of the principal amount of its senior secured notes ($17.0 million) plus accrued interest.
ARG's net worth was less than this minimum at December 25, 1995 and at March 25, 1996 and, accordingly, the Company has classified this $17.0 million in the current portion of long-term debt. ARG is required to notify the senior secured note holders ("Note Holders") by May 25, 1996 of these circumstances and the Note Holders have until June 24, 1996 to accept such offer. Once the notification is made, each Note Holder has the right to either accept or decline the offer. With respect to the senior secured notes of any Note Holder who does not accept such offer, ARG has no further purchase requirement and the portion of the $17.0 million offer not so accepted remains payable in the ordinary course along with the balance of the senior secured notes. If the Note Holders do not waive their rights to such purchase and ARG is unable to meet the payment demand, the Note Holders would have the right to accelerate the entire face amount of the senior secured notes ($170.0 million). If such right is exercised, the holders of the Company's other debt would have the right to accelerate such debt.

In addition, ARG is currently in default under a net worth maintenance covenant in its senior credit agreement.

Management believes that such purchase of the $17.0 million of senior secured notes will not be required because ARG intends to seek a waiver of this purchase obligation prior to May 25, 1996, in conjunction with the negotiations discussed above involving the repayment of a portion of its debt, together with an extension of maturities for its remaining debt. ARG also intends to seek a waiver of the net worth maintenance covenant in its senior credit agreement.

There can be no assurance, however, that the Company will be able to complete any of the above noted transactions or obtain any of the above noted waivers or extensions on acceptable terms.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      List of Exhibits


                                                                                                       Sequentially
                                                                                                         Numbered
     Exhibit No.                          Description                                                      Page
     -----------                          -----------                                                  ------------
          4.1              Registration Rights Agreement, dated as of March 13, 1996,  between the
                           Company and certain purchasers referred to therein.

          4.2              First  Supplemental Indenture, dated as of  March 13, 1996, between the
                           Company and United States Trust Company of New York.

         27.1              Financial  Data  Schedule, which  is  submitted  electronically to  the
                           Securities and Exchange Commission for information only and not filed.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                AMERICAN RESTAURANT GROUP HOLDINGS, INC.
                                ----------------------------------------
                                              (Registrant)




Date:     May 8, 1996           By:   /s/ WILLIAM J. McCAFFREY, JR.
      --------------------            -----------------------------
                                         William J. McCaffrey, Jr.
                                           Vice President, Chief
                                             Financial Officer