Form 10-Q
period 1996-06-24
AMERICAN RESTAURANT GROUP HOLDINGS INC
filed 1996-08-13
CIK 917540

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


         (Mark One)
         / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 24, 1996

                                                   OR

         /   /    TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to _____________


                    American Restaurant Group Holdings, Inc.
             (Exact name of registrant as specified in its charter)

          Delaware                   33-74012                  33-0592148
(State or other jurisdiction of   (Commission File         (I.R.S. employer
incorporation or organization)     Number)                  identification no.)


                            450 Newport Center Drive
                             Newport Beach, CA 92660
                                 (714) 721-8000
          (Address and telephone number of principal executive offices)


               Former name, former address and former fiscal year
                          if changed since last report.



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                            Yes  / X /           No   /   /


The number of outstanding shares of the Company's Common Stock (one cent par value) as of July 29, 1996 was 504,505.

                    AMERICAN RESTAURANT GROUP HOLDINGS, INC.

                                      INDEX


                                                                        PAGE
PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS:

              Consolidated Condensed Balance Sheets...................    1

              Consolidated Statements of Income.......................    3

              Consolidated Statements of Cash Flows...................    4

              Notes to Consolidated Condensed Financial Statements....    5

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........    6

PART II.      OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K........................    9

PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS:


            AMERICAN RESTAURANT GROUP HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                       DECEMBER 25, 1995 AND JUNE 24, 1996

ASSETS                                               December 25,         June 24,
                                                         1995               1996
                                                     ------------       ------------
                                                                         (unaudited)
CURRENT ASSETS:
  Cash                                               $ 10,385,000       $  4,406,000
  Accounts receivable, net of reserve of
    $777,000 and $831,000 at December 25, 1995
    and June 24, 1996, respectively                     7,734,000          7,533,000
    Inventories                                         6,597,000          6,612,000
    Prepaid expenses                                    4,607,000          2,672,000
                                                     ------------       ------------
      Total current assets                             29,323,000         21,223,000
                                                     ------------       ------------
PROPERTY AND EQUIPMENT:
  Land and land improvements                           52,991,000         53,007,000
  Buildings and leasehold improvements                141,382,000        142,079,000
  Fixtures and equipment                               90,520,000         91,931,000
  Property held under capital leases                   13,067,000         13,067,000
  Construction in progress                              3,749,000          5,447,000
                                                     ------------       ------------
                                                      301,709,000        305,531,000
  Less-- Accumulated depreciation                     130,679,000        137,231,000
                                                     ------------       ------------
                                                      171,030,000        168,300,000
                                                     ------------       ------------
OTHER ASSETS-- NET                                     54,138,000         51,996,000
                                                     ------------       ------------
    Total Assets                                     $254,491,000       $241,519,000
                                                     ============       ============

              The accompanying notes are an integral part of these
                       consolidated condensed statements.
     (consolidated condensed balance sheets continued on the following page)

LIABILITIES AND COMMON STOCKHOLDERS'                                                   December 25,           June 24,
EQUITY                                                                                    1995                  1996
                                                                                      -------------        -------------
                                                                                                            (unaudited)
CURRENT LIABILITIES:
  Accounts payable                                                                    $  29,239,000        $  25,108,000
  Accrued liabilities                                                                    14,226,000            7,347,000
  Accrued insurance                                                                      16,694,000           17,837,000
  Accrued interest                                                                        5,855,000            5,848,000
  Accrued payroll costs                                                                  10,171,000            9,524,000
  Current portion of obligations
    under capital leases                                                                    858,000              882,000
  Current portion of long-term debt                                                       7,850,000            5,150,000
                                                                                      -------------        -------------
    Total current liabilities                                                            84,893,000           71,696,000
                                                                                      -------------        -------------
LONG-TERM LIABILITIES, net of current portion:
  Obligations under capital leases                                                        9,344,000            8,903,000
  Long-term debt                                                                        273,935,000          285,698,000
                                                                                      -------------        -------------
    Total long-term liabilities                                                         283,279,000          294,601,000
                                                                                      -------------        -------------
COMMITMENTS AND CONTINGENCIES
PREFERRED STOCK, $0.01 par value; 10,000 shares authorized, no shares issued or outstanding at December 25, 1995 or
  June 24, 1996                                                                                  --                   --

COMMON STOCKHOLDERS' EQUITY:
  Common stock, $0.01 par value; 1,000,000
    shares authorized; 504,505 shares issued
    and outstanding at December 25, 1995 and
    June 24, 1996                                                                             2,000                2,000
  Treasury stock                                                                            (50,000)             (50,000)
  Paid-in capital                                                                        17,539,000           17,539,000
  Accumulated deficit                                                                  (131,172,000)        (142,269,000)
                                                                                      -------------        -------------
    Total common stockholders' deficit                                                 (113,681,000)        (124,778,000)
                                                                                      -------------        -------------
   Total liabilities and common
    stockholders' equity                                                              $ 254,491,000        $ 241,519,000
                                                                                      =============        =============

              The accompanying notes are an integral part of these
                       consolidated condensed statements.

            AMERICAN RESTAURANT GROUP HOLDINGS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

          FOR THE THIRTEEN WEEKS ENDED JUNE 26, 1995 AND JUNE 24, 1996 AND THE TWENTY-SIX WEEKS ENDED JUNE 26, 1995 AND JUNE 24, 1996

                                   (UNAUDITED)

                                        Thirteen Weeks Ended                    Twenty-Six Weeks Ended
                                 ----------------------------------        ----------------------------------
                                   June 26,              June 24,            June 26,              June 24,
                                     1995                  1996                1995                  1996
                                 -------------        -------------        -------------        -------------
REVENUES                         $ 115,675,000        $ 111,071,000        $ 230,390,000        $ 225,669,000
RESTAURANT COSTS:
  Food and beverage                 35,572,000           34,821,000           71,214,000           71,671,000
  Payroll                           33,904,000           33,143,000           68,506,000           67,508,000
  Direct operating                  27,349,000           27,715,000           54,133,000           55,166,000
  Depreciation and
    amortization                     5,738,000            5,086,000           11,885,000           10,307,000
GENERAL AND ADMINISTRATIVE
  EXPENSES                           8,392,000            6,588,000           16,138,000           13,266,000
                                 -------------        -------------        -------------        -------------
  Operating profit                   4,720,000            3,718,000            8,514,000            7,751,000
INTEREST EXPENSE, net                8,849,000            9,644,000           17,527,000           18,788,000
                                 -------------        -------------        -------------        -------------
  Loss before provision
    for income taxes                (4,129,000)          (5,926,000)          (9,013,000)         (11,037,000)
PROVISION FOR INCOME
  TAXES                                 30,000               47,000               39,000               60,000
                                 -------------        -------------        -------------        -------------
  Net loss                       $  (4,159,000)       $  (5,973,000)       $  (9,052,000)       $ (11,097,000)
                                 =============        =============        =============        =============

              The accompanying notes are an integral part of these
                       consolidated condensed statements.

            AMERICAN RESTAURANT GROUP HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

         FOR THE TWENTY-SIX WEEKS ENDED JUNE 26, 1995 AND JUNE 24, 1996

                                   (UNAUDITED)

                                                           June 26,             June 24,
                                                             1995                 1996
                                                        -------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers                          $ 229,997,000        $ 225,865,000
  Cash paid to suppliers and employees                   (217,419,000)        (216,488,000)
  Interest paid, net                                      (13,857,000)         (14,140,000)
  Income taxes paid                                           (51,000)             (60,000)
                                                        -------------        -------------
    Net cash used in operating activities                  (1,330,000)          (4,823,000)
                                                        -------------        -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                    (10,353,000)          (4,484,000)
  Net (increase) decrease in other assets                     527,000             (609,000)
  Proceeds from disposition of assets                          26,000               10,000
                                                        -------------        -------------
    Net cash used in investing activities                  (9,800,000)          (5,083,000)
                                                        -------------        -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on indebtedness                                   (180,000)          (2,705,000)
  Borrowings on indebtedness                                       --            7,115,000
  Net increase in deferred debt costs                          (5,000)             (66,000)
  Payments on capital lease obligations                      (383,000)            (417,000)
  Purchase of treasury stock                                  (50,000)                  --
                                                        -------------        -------------
    Net cash provided by (used in)
      financing activities                                   (618,000)           3,927,000
                                                        -------------        -------------
NET DECREASE IN CASH                                      (11,748,000)          (5,979,000)
CASH, at beginning of period                               15,032,000           10,385,000
                                                        -------------        -------------
CASH, at end of period                                  $   3,284,000        $   4,406,000
                                                        =============        =============
RECONCILIATION OF NET LOSS TO NET CASH
USED IN OPERATING ACTIVITIES:
  Net loss                                              $  (9,052,000)       $ (11,097,000)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation and amortization                        11,885,000           10,307,000
      Loss on disposition of assets                           262,000              105,000
      Accretion on indebtedness                             3,665,000            4,655,000
      Loss on value of interest rate swap                      89,000                   --
      (Increase) decrease in current assets:
        Accounts receivable, net                             (393,000)             196,000
        Inventories                                           670,000              (15,000)
        Prepaid expenses                                      368,000            1,579,000
      Increase (decrease) in current liabilities:
        Accounts payable                                   (3,443,000)          (4,131,000)
        Accrued liabilities                                (4,830,000)          (6,911,000)
        Accrued insurance                                   1,930,000            1,143,000
        Accrued interest                                      (84,000)               7,000
        Accrued payroll                                    (2,397,000)            (647,000)
                                                        -------------        -------------
           Net cash used in operating activities        $  (1,330,000)       $  (4,823,000)
                                                        =============        =============

              The accompanying notes are an integral part of these
                       consolidated condensed statements.

            AMERICAN RESTAURANT GROUP HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.       MANAGEMENT OPINION

         The Consolidated Condensed Financial Statements included herein have been prepared by the Company, without audit, in accordance with Securities and Exchange Commission Regulation S-X. In the opinion of management of the Company, these Consolidated Condensed Financial Statements contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the Company's financial position as of December 25, 1995 and June 24, 1996, and the results of its operations and its cash flows for the twenty-six weeks ended June 26, 1995 and June 24, 1996. The Company's results for an interim period are not necessarily indicative of the results that may be expected for the year.

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

RESULTS OF OPERATIONS

Thirteen weeks ended June 26, 1995 and June 24, 1996:

Revenues. Total revenues decreased from $115.7 million in the second quarter of 1995 to $111.1 million in the second quarter of 1996 reflecting a decrease in comparable restaurant revenues of 3.8%. During the twelve months ended June 24, 1996, the Company opened one new restaurant and closed one poor performing restaurant. There were 247 restaurants operating as of June 26, 1995 and June 24, 1996.

Black Angus revenues increased 1.9% to $63.5 million in the second quarter of 1996 as compared to the same period in 1995. The increase was due to the addition of one new restaurant in California and increased television advertising. Comparable restaurant revenues increased 0.5% as compared to the prior year.

Grandy's revenues decreased 15.7% to $22.8 million in the second quarter of 1996 as compared to the same period in 1995. Comparable restaurant revenues in the second quarter of 1996 were 14.4% lower than the same period in 1995, in part due to less use of discounting to stimulate sales and less effective advertising and promotion. The Company closed one poor performing restaurant during the twelve months ended June 24, 1996. Franchise revenues in the second quarter decreased due to international franchise fees.

Other revenues decreased from $26.3 million in the second quarter of 1995 to $24.7 million in the same period of 1996. Comparable restaurant revenues decreased 3.9%.

Food and Beverage Costs. As a percentage of revenues, food and beverage costs increased from 30.8% in the second quarter of 1995 to 31.4% in the second quarter of 1996. The increase was primarily due to higher meat costs.

Payroll Costs. As a percentage of revenues, labor costs increased from 29.3% in the second quarter of 1995 to 29.8% in the second quarter of 1996. A decrease in worker's compensation expense was offset by an increase in restaurant management medical benefit costs.

Direct Operating Costs. Direct operating costs consist of occupancy, advertising and other expenses incurred by individual restaurants. As a percentage of revenues, these costs increased in the second quarter from 23.6% in 1995 to 25.0% in 1996. The increase was due primarily to higher advertising expenses.

Depreciation and Amortization. Depreciation and amortization consists of depreciation of fixed assets used by individual restaurants, divisions and corporate offices, as well as amortization of intangible assets. As a percentage of revenues, depreciation and amortization decreased from 5.0% in the second quarter of 1995 to 4.6% in the same period of 1996. The decrease was due primarily to the non-cash reduction of the historical cost of certain long-lived assets in December 1995.

General and Administrative Expenses. General and administrative expenses decreased 21.5% from $8.4 million in the second quarter of 1995 to $6.6 million in the second quarter of 1996. The decrease was due primarily to the December 1995 restructuring of administrative personnel which resulted in a reduction of payroll costs. General and administrative expenses as a percentage of revenues decreased from 7.2% to 5.9%.

Operating Profit. Due to the above items, operating profit decreased from $4.7 million in the second quarter of 1995 to $3.7 million in the second quarter of 1996. As a percentage of revenues, operating profit decreased 0.8% from 4.1% to 3.3%.

Interest Expense - Net. Interest expense increased from $8.8 million in the second quarter of 1995 to $9.6 million in the second quarter of 1996. The increase was primarily due to a higher average debt balance in the second quarter of 1996. The Company's average stated interest rate increased from 11.8% in the second quarter of 1995 to 12.0% in the second quarter of 1996. The weighted average debt balance (excluding capitalized lease obligations) increased from $269.8 million in the second quarter of 1995 to $294.7 million in the second quarter of 1996.

Twenty-six weeks ended June 26, 1995 and June 24, 1996:

Revenues. Total revenues decreased 2.0% from $230.4 million in the twenty-six weeks ended June 26, 1995 to $225.7 million in the twenty-six weeks ended June 24, 1996. Comparable restaurant revenues decreased 2.9%. There were 247 restaurants operating as of June 26, 1995 and June 24, 1996.

Black Angus revenues increased 3.1% to $131.3 million in 1996 as compared to the same period in 1995, reflecting an increase in comparable restaurant revenues of 1.1%. Comparable restaurant food sales increased 2.7% over the prior year while beverage sales decreased 3.5% partially as a result of deemphasizing the late-night lounge business and converting areas for late night dancing into additional dining room seating. There was one new California restaurant operating in 1996.

Grandy's revenues decreased 13.6% from $52.7 million in 1995 to $45.5 million in 1996. Comparable restaurant revenues were 13.0% lower than the prior year. Franchise revenues were $1.4 million and $1.0 million in 1995 and 1996, respectively.

Other revenues decreased 3.1% from $50.4 million in 1995 to $48.9 million in 1996. Comparable restaurant revenues decreased 2.6%.

Food and Beverage Costs. Food and beverage costs as a percentage of revenues increased from 30.9% in 1995 to 31.8% in 1996, due primarily to higher meat and seafood costs.

Payroll Costs. As a percentage of revenues, labor costs increased 0.3% from 29.7% in 1995 to 30.0% in 1996. The increase was due primarily to higher restaurant management medical benefit costs.

Direct Operating Costs. As a percentage of revenues, total direct operating costs increased 0.9% from 23.5% in 1995 to 24.4% in 1996. The increase was due primarily to higher advertising expenses.

Depreciation and Amortization. As a percentage of revenues, depreciation and amortization decreased from 5.2% in 1995 to 4.6% in 1996. As stated above, the decrease was due primarily to the non-cash reduction of the historical cost of certain long-lived assets in December 1995.

General and Administrative Expenses. General and administrative expenses decreased 17.8% from $16.1 million in 1995 to $13.3 million in 1996. The decrease was due primarily to the reduction of administrative payroll costs mentioned above. General and administrative expenses as a percentage of revenues were 7.0% and 5.9% for 1995 and 1996, respectively.

Operating Profit. Due to the items mentioned above, operating profit decreased from $8.5 million in 1995 to $7.8 million in 1996. As a percentage of revenues, operating profit decreased from 3.7% to 3.4%.

Interest Expense. Interest expense increased from $17.5 million in 1995 to $18.8 million in 1996. The Company's average stated interest rate increased from 11.9% in 1995 to 12.0% in 1996. Average borrowings (excluding capitalized lease obligations) increased from $268.9 million in 1995 to $287.7 million in 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are cash flow from operations and borrowings under its credit facilities. The Company requires capital principally for the acquisition and construction of new restaurants, the remodeling of existing restaurants and the purchase of new equipment and leasehold improvements.

In general, restaurant businesses do not have significant accounts receivable because sales are made for cash or by credit card vouchers which are ordinarily paid within a few days, and do not maintain substantial inventory as a result of the relatively brief shelf life and frequent turnover of food products. Additionally, restaurants generally are able to obtain trade credit in purchasing food and restaurant supplies. As a result, restaurants are frequently able to operate with working capital deficits, i.e., current liabilities exceed current assets. At June 24, 1996, the Company had a working capital deficit of $50.5 million.

The Company estimates that capital expenditures of $10.0 million to $13.0 million are required annually to maintain and refurbish its existing restaurants. In addition, the Company spends approximately $10.0 million to $13.0 million annually for repairs and maintenance which are expensed as incurred. Other capital expenditures, which are generally discretionary, are primarily for the construction of new restaurants and for expanding, reformatting and extending the capabilities of existing restaurants and for general corporate purposes. The Company expects to spend approximately $3.0 million to $6.0 million on new restaurants in 1996, primarily during the second half of 1996, and depending on market conditions, to increase its capital expenditures for new restaurants thereafter. Total capital expenditures year to date were $10.4 million in 1995 and $4.5 million in 1996. The Company's credit agreement contains limitations on the amount of capital expenditures that the Company may incur.

The senior credit facilities of American Restaurant Group, Inc. ("ARG"), a wholly owned subsidiary of the Company, provide for a working capital facility of $5.0 million until June 30, 1996 and a letter of credit facility of $13.5 million until September 30, 1996, subject to the extensions referred to below. Each of these facilities was fully utilized as of June 24, 1996.

Although the Company is highly leveraged, based upon current and projected levels of operations and anticipated growth, the Company expects that cash flow generated from operations together with its other available sources of liquidity, including expected asset sales or sale/leaseback transactions, will be adequate to make required payments of principal and interest on its indebtedness, to make anticipated capital expenditures and to finance working capital requirements.

ARG recently distributed a consent solicitation to its senior secured note holders which, as of August 12, 1996, had been agreed to by the requisite majority of note holders (subject to acceptance by ARG). Among other things, the consent replaces a net worth covenant with an EBITDA covenant and waives a default by ARG under the prior net worth covenant. In addition, the consent requires the Company to consummate asset sales or sale/leaseback transactions within specified time periods.

ARG has also concluded negotiations for an extension of the maturities of the working capital and letter of credit facilities under its senior credit agreement and for changes to its subordinated debt which replace a net worth covenant with an EBITDA covenant.

Finally, the Company is in the process of negotiating for a sale/leaseback of 24 Black Angus restaurants. If this transaction is consummated, the net proceeds will be used primarily to repay senior debt and, to a lesser extent, for reinvestment in the Company. The Company expects to pursue additional sale/leaseback transactions in the immediate future.

Each of the above agreements and transactions is subject to completion on terms acceptable to the Company. Thus, although the Company expects all of such agreements and transactions to be completed, there can be no assurance of such completion on acceptable terms.

PART II.          OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)      List of Exhibits

                                                                   Sequentially
                                                                     Numbered
  Exhibit No.                      Description                         Page

      27.1 Financial Data Schedule, which is submitted electonically to the Securities and Exchange
                  Commission for information only and not filed.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        AMERICAN RESTAURANT GROUP HOLDINGS, INC.
                                                    (Registrant)




Date:      August 12, 1996               By:   /s/WILLIAM J. MCCAFFREY, JR.
        ----------------------                 ----------------------------
                                                  William J. McCaffrey, Jr.
                                                    Vice President, Chief
                                                       Financial Officer