Form 10-Q
period 1996-09-23
AMERICAN RESTAURANT GROUP HOLDINGS INC
filed 1996-11-04
CIK 917540

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549

                       ----------------------------------

                                   FORM 10-Q


    (Mark One)
     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 23, 1996

                                       OR


     [   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                For the transition period from              to
                                               ------------    -----------


                    American Restaurant Group Holdings, Inc.
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                     33-74012              33-0592148
-------------------------------   ----------------      -------------------
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
                                            Yes    X       No
                                                ---------      ---------

The number of outstanding shares of the Company's Common Stock (one cent par value) as of October 28, 1996 was 504,505.

                    AMERICAN RESTAURANT GROUP HOLDINGS, INC.

                                     INDEX


PAGE

                                                                                                           Page
                                                                                                           ----
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

PART I.      FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS:


           AMERICAN RESTAURANT GROUP HOLDINGS, INC. AND SUBSIDIARIES
           ---------------------------------------------------------

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                     -------------------------------------

                    DECEMBER 25, 1995 AND SEPTEMBER 23, 1996
                    ----------------------------------------

ASSETS                                                          December 25,           September 23,
                                                                    1995                    1996
                                                                ------------           ------------
                                                                                        (unaudited)
CURRENT ASSETS:
  Cash                                                          $ 10,385,000           $  6,060,000
  Accounts receivable, net of reserve of
    $777,000 and $849,000 at December 25, 1995
    and September 23, 1996, respectively                           7,734,000              7,720,000
    Inventories                                                    6,597,000              6,582,000
    Prepaid expenses                                               4,607,000              2,624,000
                                                                ------------           ------------

      Total current assets                                        29,323,000             22,986,000
                                                                ------------           ------------

PROPERTY AND EQUIPMENT:
  Land and land improvements                                      52,991,000             23,163,000
  Buildings and leasehold improvements                           141,382,000            117,673,000
  Fixtures and equipment                                          90,520,000             92,881,000
  Property held under capital leases                              13,067,000             13,067,000
  Construction in progress                                         3,749,000              6,763,000
                                                                ------------           ------------

                                                                 301,709,000            253,547,000
  Less -- Accumulated depreciation                               130,679,000            127,894,000
                                                                ------------           ------------

                                                                 171,030,000            125,653,000
                                                                ------------           ------------

OTHER ASSETS -- NET                                               54,138,000             54,659,000
                                                                ------------           ------------

    Total Assets                                                $254,491,000           $203,298,000
                                                                ============           ============





              The accompanying notes are an integral part of these
                       consolidated condensed statements.

    (consolidated condensed balance sheets continued on the following page)

LIABILITIES AND COMMON STOCKHOLDERS'                           December 25,           September 23,
EQUITY                                                             1995                   1996
                                                               ------------           -------------
                                                                                       (unaudited)
CURRENT LIABILITIES:
  Accounts payable                                             $ 29,239,000           $ 30,649,000
  Accrued liabilities                                            14,226,000             13,818,000
  Accrued insurance                                              16,694,000             17,223,000
  Accrued interest                                                5,855,000                509,000
  Accrued payroll costs                                          10,171,000             11,016,000
  Current portion of obligations
    under capital leases                                            858,000                895,000
  Current portion of long-term debt                               7,850,000                124,000
                                                               ------------           ------------

    Total current liabilities                                    84,893,000             74,234,000
                                                               ------------           ------------

LONG-TERM LIABILITIES, net of current portion:
  Obligations under capital leases                                9,344,000              8,670,000
  Long-term debt                                                273,935,000            256,528,000
                                                               ------------           ------------

    Total long-term liabilities                                 283,279,000            265,198,000
                                                               ------------           ------------

COMMITMENTS AND CONTINGENCIES

PREFERRED STOCK, $0.01 par value;
    10,000 shares authorized, no shares
    issued or outstanding
    at December 25, 1995 or
    September 23, 1996                                                -                      -

COMMON STOCKHOLDERS' EQUITY:
  Common stock, $0.01 par value; 1,000,000
    shares authorized; 504,505 shares issued
    and outstanding at December 25, 1995 and
    September 23, 1996                                                2,000                  2,000
  Treasury stock                                                    (50,000)               (50,000)
  Paid-in capital                                                17,539,000             17,539,000
  Accumulated deficit                                          (131,172,000)          (153,625,000)
                                                               ------------           ------------

    Total common stockholders' deficit                         (113,681,000)          (136,134,000)
                                                               ------------           ------------

   Total liabilities and common
    stockholders' equity                                       $254,491,000           $203,298,000
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

           AMERICAN RESTAURANT GROUP HOLDINGS, INC. AND SUBSIDIARIES
           ---------------------------------------------------------

                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------

     FOR THE THIRTEEN WEEKS ENDED SEPTEMBER 25, 1995 AND SEPTEMBER 23, 1996
     ----------------------------------------------------------------------
   AND THE THIRTY-NINE WEEKS ENDED SEPTEMBER 25, 1995 AND SEPTEMBER 23, 1996
   -------------------------------------------------------------------------

                                  (UNAUDITED)
                                  -----------


                                               Thirteen Weeks Ended                      Thirty-Nine Weeks Ended
                                        ----------------------------------         ----------------------------------

                                        September 25,         September 23,        September 25,        September 23,
                                            1995                  1996                 1995                 1996
                                        ------------          ------------         ------------         ------------
REVENUES                                $108,252,000          $107,319,000         $338,642,000         $332,988,000

RESTAURANT COSTS:
  Food and beverage                       33,287,000            33,802,000          104,501,000          105,473,000
  Payroll                                 33,211,000            33,428,000          101,717,000          100,936,000
  Direct operating                        27,455,000            28,756,000           81,588,000           83,922,000
  Depreciation and
    amortization                           5,576,000             5,179,000           17,461,000           15,486,000

GENERAL AND ADMINISTRATIVE
  EXPENSES                                 7,028,000             6,755,000           23,166,000           20,021,000
                                        ------------          ------------         ------------         ------------

  Operating profit (loss)                  1,695,000              (601,000)          10,209,000            7,150,000

INTEREST EXPENSE, net                      8,931,000             9,645,000           26,458,000           28,433,000
                                        ------------          ------------         ------------         ------------

  Loss before provision
    for income taxes and
    extraordinary loss                    (7,236,000)          (10,246,000)         (16,249,000)         (21,283,000)

PROVISION FOR INCOME
  TAXES                                       14,000                15,000               53,000               75,000
                                        ------------          ------------         ------------         ------------

  Loss before extraordinary
    loss                                  (7,250,000)          (10,261,000)         (16,302,000)         (21,358,000)

  Extraordinary loss on
    extinguishment of debt                      -                1,095,000                -                1,095,000
                                        ------------          ------------         ------------         ------------

  Net loss                              $ (7,250,000)         $(11,356,000)        $(16,302,000)        $(22,453,000)
                                        ============          ============         ============         ============



              The accompanying notes are an integral part of these
                       consolidated condensed statements.

           AMERICAN RESTAURANT GROUP HOLDINGS, INC. AND SUBSIDIARIES
           ---------------------------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

   FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 25, 1995 AND SEPTEMBER 23, 1996
   -------------------------------------------------------------------------

                                  (UNAUDITED)
                                  -----------

                                                                   September 25,            September 23,
                                                                       1995                     1996
                                                                   ------------             ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers                                     $339,178,000             $332,995,000
  Cash paid to suppliers and employees                             (320,071,000)            (313,070,000)
  Interest paid, net                                                (25,968,000)             (26,390,000)
  Income taxes paid                                                     (75,000)                 (75,000)
                                                                   ------------             ------------

    Net cash used in operating activities                            (6,936,000)              (6,540,000)
                                                                   ------------             ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                              (13,386,000)              (8,138,000)
  Net (increase) decrease in other assets                               439,000               (1,858,000)
  Proceeds from disposition of assets                                    28,000               49,433,000
                                                                   ------------             ------------

    Net cash provided by (used in) investing activities             (12,919,000)              39,437,000
                                                                   ------------             ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on indebtedness                                             (277,000)             (40,186,000)
  Borrowings on indebtedness                                         11,000,000                7,664,000
  Net increase in deferred debt costs                                    (5,000)              (4,063,000)
  Payments on capital lease obligations                                (576,000)                (637,000)
  Purchase of treasury stock                                            (50,000)                   -
                                                                   -------------            ------------

    Net cash provided by (used in)
      financing activities                                           10,092,000              (37,222,000)
                                                                   ------------             ------------

NET DECREASE IN CASH                                                 (9,763,000)              (4,325,000)

CASH, at beginning of period                                         15,032,000               10,385,000
                                                                   ------------             ------------

CASH, at end of period                                             $  5,269,000             $  6,060,000
                                                                   ============             ============

RECONCILIATION OF NET LOSS TO NET CASH
USED IN OPERATING ACTIVITIES:
  Net loss                                                         $(16,302,000)            $(22,453,000)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Extraordinary loss on
        extinguishment of debt                                            -                    1,095,000
      Depreciation and amortization                                  17,461,000               15,486,000
      Loss on disposition of assets                                       3,000                  412,000
      Accretion on indebtedness                                       5,608,000                7,389,000
      Loss on value of interest rate swap                                95,000                    -
      (Increase) decrease in current assets:
        Accounts receivable, net                                        536,000                    7,000
        Inventories                                                   1,441,000                   15,000
        Prepaid expenses                                                 81,000                1,551,000
      Increase (decrease) in current liabilities:
        Accounts payable                                             (6,970,000)               1,410,000
        Accrued liabilities                                          (3,697,000)              (7,480,000)
        Accrued insurance                                             1,572,000                  529,000
        Accrued interest                                             (5,213,000)              (5,346,000)
        Accrued payroll                                              (1,551,000)                 845,000
                                                                   ------------             ------------

           Net cash used in operating activities                   $ (6,936,000)            $ (6,540,000)
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

           AMERICAN RESTAURANT GROUP HOLDINGS, INC. AND SUBSIDIARIES
           ---------------------------------------------------------

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------


1.       MANAGEMENT OPINION

         The Consolidated Condensed Financial Statements included herein have been prepared by the Company, without audit, in accordance with Securities and Exchange Commission Regulation S-X. In the opinion of management of the Company, these Consolidated Condensed Financial Statements contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the Company's financial position as of December 25, 1995 and September 23, 1996, and the results of its operations and its cash flows for the thirty-nine weeks ended September 25, 1995 and September 23, 1996. The Company's results for an interim period are not necessarily indicative of the results that may be expected for the year.

         Although the Company believes that all adjustments necessary for a fair presentation of the interim periods presented are included and that the disclosures are adequate to make the information presented not misleading, it is suggested that these Consolidated Condensed Financial Statements be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's annual report on Form 10-K, File No. 33-0592148, for the year ended December 25, 1995 and the Company's current report on Form 8-K, File No. 33-0592148, dated September 13, 1996.

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

RESULTS OF OPERATIONS

Thirteen weeks ended September 25, 1995 and September 23, 1996:

Revenues. Total revenues decreased from $108.3 million in the third quarter of 1995 to $107.3 million in the third quarter of 1996 reflecting a decrease in comparable restaurant revenues of 1.8%. During the twelve months ended September 23, 1996, the Company opened three new restaurants and closed two poor performing restaurants. There were 248 restaurants operating as of September 25, 1995 and 249 operating as of September 23, 1996.

Black Angus revenues increased 4.2% to $59.9 million in the third quarter of 1996 as compared to the same period in 1995. The increase was due to the addition of one new restaurant in Washington, one in Nevada, and one in Arizona as well as increased television advertising. Comparable restaurant revenues increased 2.4% as compared to the prior year.

Grandy's revenues decreased 10.3% to $22.8 million in the third quarter of 1996 as compared to the same period in 1995. Comparable restaurant revenues in the third quarter of 1996 were 10.8% lower than the same period in 1995, in part due to less use of discounting to stimulate sales and less effective advertising and promotion. The Company closed two poor performing restaurants during the twelve months ended September 23, 1996. Franchise revenues in the third quarter increased due to international franchise fees.

Other revenues decreased from $25.4 million in the third quarter of 1995 to $24.6 million in the same period of 1996. Comparable restaurant revenues decreased 2.2%.

Food and Beverage Costs. As a percentage of revenues, food and beverage costs increased from 30.7% in the third quarter of 1995 to 31.5% in the third quarter of 1996. The increase was primarily due to higher seafood and grocery costs.

Payroll Costs. As a percentage of revenues, labor costs increased from 30.7% in the third quarter of 1995 to 31.1% in the third quarter of 1996. The increase was due to higher restaurant management payroll costs.

Direct Operating Costs. Direct operating costs consist of occupancy, advertising and other expenses incurred by individual restaurants. As a percentage of revenues, these costs increased in the third quarter from 25.4% in 1995 to 26.8% in 1996. The increase was due primarily to higher advertising expenses as well as occupancy expense which increased with the sale/leaseback of 25 restaurants.

Depreciation and Amortization. Depreciation and amortization consists of depreciation of fixed assets used by individual restaurants, divisions and corporate offices, as well as amortization of intangible assets. As a percentage of revenues, depreciation and amortization decreased from 5.2% in the third quarter of 1995 to 4.8% in the same period of 1996. The decrease was due primarily to the non-cash reduction of the historical cost of certain long-lived assets in December 1995.

General and Administrative Expenses. General and administrative expenses decreased 3.9% from $7.0 million in the third quarter of 1995 to $6.8 million in the third quarter of 1996. The decrease was due primarily to the December 1995 restructuring of administrative personnel which resulted in a reduction of payroll costs. General and administrative expenses as a percentage of revenues decreased from 6.5% to 6.3%.

Operating Profit. Due to the above items, operating profit decreased from $1.7 million in the third quarter of 1995 to an operating loss of $0.6 million in the third quarter of 1996. A $0.3 million loss on the sale/leaseback of one Spoons restaurant is included in 1996. As a percentage of revenues, operating profit decreased from 1.5% to -0.6%.

Interest Expense - Net. Interest expense increased from $8.9 million in the third quarter of 1995 to $9.6 million in the third quarter of 1996. The increase was primarily due to a higher average debt balance in the third quarter of 1996. The Company's average stated interest rate increased from 11.9% in the third quarter of 1995 to 12.3% in the third quarter of 1996. The weighted average debt balance (excluding capitalized lease obligations) increased from $273.5 million in the third quarter of 1995 to $292.1 million in the third quarter of 1996.

Extraordinary Loss. An extraordinary loss of $1.1 million occurred in September 1996 with the extinguishment of a bank loan and a portion of the Company's senior secured notes. The extraordinary loss resulted in a non-cash charge to expense for capitalized debt costs associated with the debt repaid.

Thirty-nine weeks ended September 25, 1995 and September 23, 1996:

Revenues. Total revenues decreased 1.7% from $338.6 million in the thirty-nine weeks ended September 25, 1995 to $333.0 million in the thirty- nine weeks ended September 23, 1996. Comparable restaurant revenues decreased 2.6%.
There were 248 restaurants operating as of September 25, 1995 and 249 restaurants operating as of September 23, 1996.

Black Angus revenues increased 3.5% to $191.1 million in 1996 as compared to the same period in 1995, reflecting an increase in comparable restaurant revenues of 1.5%. Comparable restaurant food sales increased 2.8% over the prior year while beverage sales decreased 2.6% partially as a result of deemphasizing the late-night lounge business and converting areas for late night dancing into additional dining room seating. There were three new restaurants operating in 1996.

Grandy's revenues decreased 12.5% from $78.1 million in 1995 to $68.3 million in 1996. Comparable restaurant revenues were 12.3% lower than the prior year for the reasons noted above. Franchise revenues were $2.1 million and $1.9 million in 1995 and 1996, respectively.

Other revenues decreased 3.0% from $75.8 million in 1995 to $73.5 million in 1996. Comparable restaurant revenues decreased 2.5%.

Food and Beverage Costs. Food and beverage costs as a percentage of revenues increased from 30.9% in 1995 to 31.7% in 1996, due primarily to higher seafood and grocery costs.

Payroll Costs. As a percentage of revenues, labor costs increased from 30.0% in 1995 to 30.3% in 1996. The increase was due primarily to higher restaurant management payroll costs.

Direct Operating Costs. As a percentage of revenues, total direct operating costs increased from 24.1% in 1995 to 25.2% in 1996. The increase was due primarily to higher advertising expenses.

Depreciation and Amortization. As a percentage of revenues, depreciation and amortization decreased from 5.2% in 1995 to 4.7% in 1996. As stated above, the decrease was due primarily to the non-cash reduction of the historical cost of certain long-lived assets in December 1995.

General and Administrative Expenses. General and administrative expenses decreased 13.6% from $23.2 million in 1995 to $20.0 million in 1996. The decrease was due primarily to the reduction of administrative payroll costs mentioned above. General and administrative expenses as a percentage of revenues were 6.8% and 6.0% for 1995 and 1996, respectively.

Operating Profit. Due to the items mentioned above, operating profit decreased from $10.2 million in 1995 to $7.2 million in 1996. As a percentage of revenues, operating profit decreased from 3.0% to 2.1%.

Interest Expense. Interest expense increased from $26.5 million in 1995 to $28.4 million in 1996. The Company's average stated interest rate increased from 11.9% in 1995 to 12.1% in 1996. Average borrowings (excluding capitalized lease obligations) increased from $270.4 million in 1995 to $289.2 million in 1996.

Extraordinary Loss. As stated above, the extraordinary loss was the result of a non-cash charge to expense for capitalized debt costs associated with the debt repaid in September 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are cash flow from operations and borrowings under its credit facilities. The Company requires capital principally for the acquisition and construction of new restaurants, the remodeling of existing restaurants and the purchase of new equipment and leasehold improvements.

In general, restaurant businesses do not have significant accounts receivable because sales are made for cash or by credit card vouchers which are ordinarily paid within a few days, and do not maintain substantial inventory as a result of the relatively brief shelf life and frequent turnover of food products. Additionally, restaurants generally are able to obtain trade credit in purchasing food and restaurant supplies. As a result, restaurants are frequently able to operate with working capital deficits, i.e., current liabilities exceed current assets. At September 23, 1996, the Company had a working capital deficit of $51.2 million.

The Company estimates that capital expenditures of $10.0 million to $13.0 million are required annually to maintain and refurbish its existing restaurants. In addition, the Company spends approximately $10.0 million to $13.0 million annually for repairs and maintenance which are expensed as incurred. Other capital expenditures, which are generally discretionary, are primarily for the construction of new restaurants and for expanding, reformatting and extending the capabilities of existing restaurants and for general corporate purposes. The Company expects to spend approximately $3.0 million to $6.0 million on new restaurants in 1996, primarily during the second half of 1996, and depending on market conditions, to increase its capital expenditures for new restaurants thereafter. Total capital expenditures year to date were $13.4 million in 1995 and $8.1 million in 1996. The Company's credit agreement contains limitations on the amount of capital expenditures that the Company may incur.

On August 28, 1996, the senior secured note holders of American Restaurant Group, Inc. ("ARG"), a wholly owned subsidiary of the Company, consented to an amendment which increased the interest rate from 12% to 13% and changed interest payment dates from semi-annual to quarterly beginning December 15, 1996. The consent also replaced a net worth covenant with an EBITDA covenant and requires the Company to consummate asset sales or sale/leaseback transactions prior to December 31, 1996. After completing the sale/leaseback of the 24 restaurants mentioned below, the Company is required to generate net cash proceeds from additional asset sales or sale/leasebacks of $25.0 million.

On September 13, 1996, ARG completed a sale/leaseback transaction under which it sold the real property relating to 24 Stuart Anderson's Black Angus and Stuart Anderson's Cattle Company restaurants for an aggregate sales price of $48.1 million and simultaneously executed long-term leases under which it will continue to operate the restaurants.

The proceeds of the transaction have been applied in accordance with the requirements of ARG's debt instruments, as follows: to redeem at par principal and interest thereon of ARG's senior secured notes in the amount of $34.3 million; to repay bank debt and to partially cash collateralize outstanding letters of credit in a combined amount of $4.8 million; for fees and expenses of this transaction as well as ARG's recently completed consent solicitation in a total amount of $4.6 million; and $4.4 million retained by ARG to be invested in productive assets within six months.

ARG's senior credit facilities provide for a letter of credit facility of $13.5 million until March 31, 1997. This letter of credit facility was fully utilized as of September 23, 1996. Having repaid the outstanding bank loan mentioned above, the Company does not have a working capital facility.
Although the Company is highly leveraged, based upon current and projected levels of operations and anticipated growth, the Company expects that cash flow generated from operations together with its other available sources of liquidity, including additional asset sales or sale/leaseback transactions, will be adequate to make required payments of principal and interest on its indebtedness, to make anticipated capital expenditures and to finance working capital requirements.

The Company expects to pursue additional sale/leaseback transactions in the immediate future subject to completion on terms acceptable to the Company. Thus, although the Company expects such transactions to be completed, there can be no assurance of such completion on acceptable terms.

PART II.         OTHER INFORMATION

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

(a)      List of Exhibits

     Exhibit No.                          Description
     -----------                          -----------
         27.1              Financial Data Schedule, which is submitted
                           electonically to the Securities and Exchange
                           Commission for information only.

(b)      Reports on Form 8-K

         The Company filed a current report on Form 8-K dated September 13, 1996, with the Securities and Exchange Commission relating to the sale/leaseback transaction of 24 restaurants as mentioned above.

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




                                     AMERICAN RESTAURANT GROUP HOLDINGS, INC.
                                     ----------------------------------------
                                                    (Registrant)




Date:  November 4, 1996              By: /s/ WILLIAM J. MCCAFFREY, JR.
                                         ------------------------------
                                            William J. McCaffrey, Jr.
                                              Vice President, Chief
                                                Financial Officer