Form 10-K405
period 1996-12-30
AMERICAN RESTAURANT GROUP HOLDINGS INC
filed 1997-04-14
CIK 917540

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K


[ X ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)

       For the fiscal year ended December 30, 1996

                                       or

[   ]  Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 (No fee required)

       For the transition period from________________ to___________

       Commission file number:   33-74012

                    American Restaurant Group Holdings, Inc.
              ----------------------------------------------------
              Exact Name of Registrant as Specified in Its Charter


                 Delaware                                  33-0592148
  ---------------------------------------         -----------------------------
      (State or Other Jurisdiction of                  (I.R.S. Employer
       Incorporation or Organization)                  Identification No.)

        450 Newport Center Drive
       Newport Beach, California                             92660
  ---------------------------------------         -----------------------------
(Address of Principal Executive Offices)                  (Zip Code)

                                 (714) 721-8000
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

          Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of Each Exchange
           Title of Each Class                        on Which Registered
           -------------------                      ----------------------
                  None                                        None

         Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes     X        No
                                                 -----         ----

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definite proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendments to this Form 10-K. [ X ]

The number of outstanding shares of the Registrant's Common Stock (one cent par value) as of March 3, 1997 was 504,505.

                    AMERICAN RESTAURANT GROUP HOLDINGS, INC.

                                      INDEX

                                                                             PAGE
                                                                             ----
PART I

ITEM 1.  BUSINESS............................................................  1

ITEM 2.  PROPERTIES..........................................................  5

ITEM 3   LEGAL PROCEEDINGS...................................................  6

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................  6


PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.................................................  6

ITEM 6.  SELECTED FINANCIAL DATA.............................................  7

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.................................  8

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................... 12

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE................................. 12


PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................. 13

ITEM 11. EXECUTIVE COMPENSATION.............................................. 14

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT...................................................... 16

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................... 17


PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES,
         AND REPORTS ON FORM 8-K............................................. 17

                                     PART I

ITEM 1.                             BUSINESS

INTRODUCTION

American Restaurant Group Holdings, Inc. ("Holdings"), a Delaware corporation, was formed in September 1993 to own 100% of the outstanding common stock of American Restaurant Group, Inc. ("ARG"), a Delaware corporation.

Holdings, through ARG and its subsidiaries (collectively, the "Company"), competes predominately in the midscale segment of the United States restaurant industry. As of December 30, 1996, the Company operated 247 restaurants located in 17 states, principally California and Texas. The Company operates five restaurant divisions: Black Angus (western-style steak houses specializing in steak and prime rib), Grandy's (family-oriented, quick-service restaurants specializing in fried and grilled chicken, country-fried steak and country breakfasts), Spoons (casual-style restaurants featuring fajitas, salads and hamburgers), Spectrum (upscale Northern Italian, American and Mexican specialty restaurants) and National Sports Grill (sports-theme restaurants featuring generous portions and microbrewery beers). In addition, as of December 30, 1996, Grandy's franchised 56 restaurants in the southern United States.

DIVISION OVERVIEW

BLACK ANGUS

As of December 30, 1996, Black Angus operated 101 Stuart Anderson's Black Angus and Stuart Anderson's Cattle Company steak houses located primarily in California, the Pacific Northwest and Arizona. During the year, the Company expanded the Black Angus restaurants into two new markets, Las Vegas, Nevada and Salt Lake City, Utah. The chain was founded in Seattle in 1964 and is the Company's largest restaurant concept. Black Angus restaurants are typically located in highly visible and heavily traveled areas in or near retail and commercial businesses. The restaurants are generally freestanding and generally range in size from 6,600 to 12,000 square feet, seating 300 to 435 customers. Black Angus restaurants are distinctly Western in their design and feature booth seating for dining, attractive lounge areas with audio and video entertainment, parking facilities and, in some cases, dance floors. They are generally open for lunch from 11:30 a.m. to 4:00 p.m. and for dinner from 4:00 p.m. to 10:00 p.m.

GRANDY'S

As of December 30, 1996, Grandy's operated 103 family-oriented quick-service restaurants located primarily in Texas, Oklahoma and Florida and franchised an additional 56 restaurants in the southern United States. The chain was founded in Lewisville, Texas in 1973. Grandy's restaurants are generally freestanding and are located near shopping malls or highly visible, heavily traveled areas. The restaurants range in size from 3,800 to 5,200 square feet and have dining areas, which generally seat 130 to 220 customers. All restaurants offer self-service and free-refill drinks, and all but two restaurants have drive-through service. Grandy's restaurants are generally open from 6:00 a.m. to 10:00 p.m. and serve breakfast, lunch and dinner. Grandy's differentiates itself from its competitors by offering complete home-style meals with limited service. Approximately 48% of Grandy's 1996 revenues were for consumption in the dining room as opposed to take out.

Grandy's domestic franchise agreements presently require initial fees of $15,000 to $25,000 per restaurant, ongoing royalties of 4% of sales (3% for some older franchises) and advertising expenditures of approximately 4% of sales. Grandy's provides certain support functions for franchisees, including initial training and ongoing monitoring and consultations. The Company does not provide financing for franchisees.

SPOONS

Spoons, founded in 1978, operated 20 casual-style restaurants as of December 30, 1996, all of which are located in California. Spoons restaurants are generally freestanding restaurants located in heavily traveled areas, ranging in size from 5,500 to 7,800 square feet and seating approximately 200 customers. These full-service restaurants average a 40-minute table turnover and offer booth and table seating in a casual, highly energetic atmosphere. In addition, each restaurant has a lounge area which also serves food. Spoons restaurants are generally open from 11:00 a.m. to 12:00 midnight and feature the same menu all day.

SPECTRUM

As of December 30, 1996, Spectrum, founded in 1970, operated 16 upscale, specialty restaurants located in California which serve either Northern Italian, contemporary American or Mexican cuisine. The division includes four "Prego" restaurants, three "Tutto Mare" restaurants, two "MacArthur Park" restaurants and seven other restaurants which, although operated under different names, generally concentrate on Northern Italian food. Spectrum restaurants vary in size and physical type but are primarily located in proximity to concentrations of young professionals and other upper-income customers. The restaurants are generally open from 11:00 a.m. to 12:00 midnight.

NATIONAL SPORTS GRILL

National Sports Grill, founded in 1993, operated six sports-theme restaurants as of December 30, 1996. This concept offers a menu featuring generous portions and microbrewery beers and provides multiple video telecasts of national and regional sporting events as well as interactive video games and other sporting related games.

National Sports Grill restaurants are freestanding and generally range in size from 10,000 to 17,000 square feet, seating approximately 200 to 300 customers. The restaurants feature a bar, a dining area, a billiards area and multiple video screens throughout. National Sports Grill restaurants are typically open from 11:00 a.m. to 12:00 midnight.

VELVET TURTLE

The Company operated one Velvet Turtle restaurant as of December 30, 1996. Velvet Turtle was a full-service, white-tablecloth restaurant chain catering to the special occasion diner and a more affluent, older customer. The Company closed the last Velvet Turtle restaurant in February 1997.

RESTAURANT OPERATIONS

The Company is operated as five separate divisions. The Black Angus and Grandy's divisions are each organized functionally with separate operations, marketing, finance, real estate and human resources departments. The three smaller divisions share among them certain support functions such as marketing, finance, administration and human resources. The Company provides strategic direction and approves major capital expenditures, annual budgets, and all salaries above a specific level. In addition, the Company provides purchasing, cash management, insurance and other treasury functions, and accounting and legal expertise, all on a centralized basis.

The Company's cash management system is highly sophisticated with controls down to the server level. The Company uses a centralized cash concentration system which sweeps all of its cash accounts on a daily basis. There is a central accounts payable and check writing system with approximately 9,000 vendors profiled on the system.

The Company uses a combination of in-house and outside contracted services for its management information system needs. In-house systems include a point-of-sale system for each restaurant and stand-alone computing at the restaurant, division and corporate levels. The Company currently contracts for payroll services and for mainframe-based data processing.

Each restaurant is staffed with a General Manager who is directly responsible for the operation of the restaurant, including product quality, cleanliness, service, inventory, cash control and the appearance and conduct of store employees. Except for Grandy's, most restaurants also have one or two Assistant Managers and a Chef. Managers and supervisory personnel train other restaurant employees in accordance with detailed procedures and guidelines prescribed by each division. General Managers are supervised by District Managers, each of whom is responsible for approximately seven restaurants.

District Managers, General Managers, Assistant Managers and Chefs are eligible for bonuses under each division's extra compensation program, for which goals and objectives are established based on profitability, sales and other factors relating to the restaurants.

PURCHASING AND DISTRIBUTION

To ensure standards of quality and to maximize pricing efficiencies, a central Purchasing Department coordinates the supply of almost all restaurant items. The Company purchases products throughout the United States and abroad through agreements with various food-service vendors. The Company routinely uses public cold storage facilities and makes forward commitments in order to establish the availability and price of key food items such as beef and seafood. In order to achieve more favorable terms, during recent months the Company has chosen to concentrate its distribution among certain of its vendors but believes that it could replace any of these distributors on a timely basis.

COMPETITION AND MARKETS

All aspects of the restaurant business are highly competitive. Price, restaurant location, food quality, service and attractiveness of facilities are important aspects of competition and the competitive environment is often affected by factors beyond a particular restaurant management's control, including changes in the public's taste and eating habits, population and traffic patterns and economic conditions. The Company's restaurants compete with a wide variety of restaurants, ranging from national and regional restaurant chains to locally owned restaurants. The Company believes that its principal competitive strengths lie in the distinctive atmosphere and food presentation offered; the value, variety and quality of food products served; the quality and training of its employees; the experience and ability of its management; and the economies of scale enjoyed by the Company because of its size and geographic concentration. The Company continually monitors consumer tastes and adjusts and updates its menus accordingly. The Company operates a research facility near its headquarters which develops new menu items for each of the Company's concepts.

EMPLOYEES

At December 30, 1996, the Company employed approximately 14,800 persons, of whom approximately 13,800 were hourly employees in restaurants, approximately 800 were salaried employees in restaurants (managers and chefs) and approximately 200 were hourly and salaried employees in divisional and corporate management and administration. Approximately 70% of the hourly restaurant employees work on a part-time basis (25 hours or less per week). None of the Company's facilities are unionized. The Company believes it provides competitive compensation and benefits to its employees and that its employee relations are good.

REGULATIONS

Each restaurant is subject to regulation by federal agencies and to licensing and regulation by state and local health, sanitation, safety, fire and other departments. In addition, each restaurant (except for Grandy's) is subject to licensing with respect to the sale of alcoholic beverages. The loss of licenses or permits by the Company's restaurants to sell alcohol would interrupt or terminate the Company's ability to serve alcoholic beverages at those restaurants and, if a significant number of restaurants were affected, could have a material adverse effect on the Company. The Company believes it has good relations with the various alcoholic beverage authorities.

The Company is subject to the Fair Labor Standards Act and various state laws governing such matters as minimum wages, overtime and other working conditions. Substantially all of the Company's restaurant employees are paid at rates related to the federal and state minimum wage, and accordingly increases in the minimum wage increase the Company's labor costs.

SERVICE MARKS

The Company regards its service marks and trademarks as important to the identification of its restaurants and believes they have significant value in the conduct of its business. The Company has registered various service marks and trademarks with the United States Patent and Trademark Office. In addition, certain marks have been registered in the State of California, in various other states and in certain foreign countries.

SEASONALITY

Except with respect to Grandy's, the Company's restaurant revenues and profitability are not subject to significant seasonal fluctuations. Grandy's revenues and profits are traditionally higher during the spring and summer months because of factors such as increased travel and improved weather conditions affecting the public's dining habits.

ITEM 2.                       PROPERTIES

Of the 247 restaurants operated by the Company on December 30, 1996, the Company owns the land and building for 8, owns the building and leases the land for 97, and leases both land and building for the remaining 142 restaurants. Most of the Company's restaurants are freestanding and range from approximately 4,000 square feet for a Grandy's restaurant to as much as 17,000 square feet for a National Sports Grill restaurant. Most of the Company's leases provide for the payment of the greater of a set base rental or a percentage rental of up to 6% of gross revenues, plus real estate taxes, insurance and other expenses.

In addition, the Company owns the land and building for the Grandy's headquarters in Lewisville, Texas, and leases office space for its other divisions and corporate headquarters in Los Altos, San Francisco, and Newport Beach, California. The Company also leases a facility in Newport Beach, California, which it uses for centralized research and development.

The following table sets forth, as of December 30, 1996, the number of Company-operated restaurants by division and state of operation:


                                                        DIVISION
                         -----------------------------------------------------------------------
                                                                             NATIONAL
                         BLACK                                                SPORTS      VELVET         NUMBER OF
STATE                    ANGUS      GRANDY'S      SPOONS      SPECTRUM        GRILL       TURTLE        RESTAURANTS
-----                    -----      --------      ------      --------       --------     ------        -----------
California                56            2           20           16              6          1               101
Texas                      -           70            -            -              -          -                70
Oklahoma                   -           16            -            -              -          -                16
Washington                11            -            -            -              -          -                11
Arizona                    9            -            -            -              -          -                 9
Florida                    -            9            -            -              -          -                 9
Colorado                   5            -            -            -              -          -                 5
Kansas                     -            5            -            -              -          -                 5
Oregon                     5            -            -            -              -          -                 5
Minnesota                  4            -            -            -              -          -                 4
Indiana                    3            -            -            -              -          -                 3
Hawaii                     2            -            -            -              -          -                 2
Nevada                     2            -            -            -              -          -                 2
New Mexico                 1            1            -            -              -          -                 2
Alaska                     1            -            -            -              -          -                 1
Idaho                      1            -            -            -              -          -                 1
Utah                       1            -            -            -              -          -                 1
                          ---         ---          ---          ---            ---        ---               ---

         Total            101         103           20           16              6          1               247
                          ===         ===          ===          ===            ===        ===               ===

ITEM 3.                            LEGAL PROCEEDINGS

The Company is involved in various litigation incidental to its business, including claims arising out of personal injuries, contract lawsuits, employment practices and worker's compensation cases, the claims for which sometimes involve substantial damages. Based on information presently available, management does not believe that the outcome of such litigation will have a material adverse effect on the Company's financial position.


ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the stockholders of the Company in the fourth quarter of 1996.


                                     PART II

ITEM 5.              MARKET FOR REGISTRANT'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

COMMON STOCK

There are approximately eight record holders of the outstanding shares of Holdings' common stock. There is currently no market for Holdings' common stock, nor is such anticipated in the near future. Holdings has never paid dividends to its common stockholders and currently has no plans to do so.

ITEM 6.                    SELECTED FINANCIAL DATA

The following selected historical consolidated financial data for each of the five periods ended December 30, 1996 has been derived from the consolidated financial statements of the Company which have been audited by Arthur Andersen LLP, independent accountants, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

                                                                      Year ended
                                     -----------------------------------------------------------------------------
                                       Dec. 28,        Dec. 27,          Dec. 26,       Dec. 25,         Dec. 30,
                                        1992             1993              1994           1995            1996 (1)
                                     ---------        ---------        ---------        ---------        ---------
                                                                       (dollars in thousands)
INCOME STATEMENT DATA:
REVENUES:
  Black Angus ................       $ 225,796        $ 235,345        $ 253,634        $ 243,624        $ 254,946
  Grandy's ...................         106,701          111,166          109,301          101,839           90,962
  Other concepts .............          92,520           91,398           97,471          100,503           99,516
                                     ---------        ---------        ---------        ---------        ---------
        Total revenues .......         425,017          437,909          460,406          445,966          445,424

RESTAURANT COSTS:
  Food and beverage ..........         132,767          136,255          142,828          138,270          141,032
  Payroll ....................         131,016          132,292          136,151          134,532          137,104
  Direct operating ...........          95,419          109,462          108,382          110,399          114,589
  Depreciation and
    amortization .............          26,330           25,682           26,723           23,171           20,791
                                     ---------        ---------        ---------        ---------        ---------
      Total restaurant costs .         385,532          403,691          414,084          406,372          413,516

General and administrative
  expenses ...................          28,429           29,895           31,063           31,387           28,110

Non-cash charge for impairment
  of long-lived assets .......             -                -                -             20,178           13,205

Operating profit (loss) ......          11,056            4,323           15,259          (11,971)          (9,407)

Interest expense, net ........          23,185           23,982           34,190           35,450           37,954

Net loss before
  extraordinary loss .........         (12,228)         (19,457)         (18,995)         (47,496)         (49,455)

Extraordinary loss on
  extinguishment of debt .....         (17,775)         (10,790)             -                -             (1,688)

Net loss .....................       $ (30,003)       $ (30,247)       $ (18,995)       $ (47,496)       $ (49,143)

Ratio of earnings to fixed
  charges-- (deficiency) (2) .         (12,129)         (19,659)         (18,931)         (47,421)         (47,361)

BALANCE SHEET DATA:
Plant and equipment, net .....       $ 190,017        $ 181,889        $ 181,496        $ 171,030        $ 101,169
Total assets .................         298,494          299,068          288,228          254,491          177,205
Long-term obligations,
  including current portion ..         215,627          273,355          277,820          291,987          258,566
Redeemable cumulative
  preferred stock ............          73,291              -                -                -                -
Common stockholder's
  equity (deficit) ...........         (60,735)         (47,140)         (66,135)        (113,681)        (162,824)

----------
(1) For the purpose of determining the ratio of earnings to fixed charges, earnings consist of earnings before extraordinary loss, income taxes and fixed charges. Fixed charges consist of interest on indebtedness, the amortization of debt issue costs and that portion of operating rental expense representative of the interest factor.

(2)      The year ended December 30, 1996 included 53 weeks.

ITEM 7.                 MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Years Ended December 26, 1994, December 25, 1995 and December 30, 1996:

Revenues. Total revenues decreased 3.1% from $460.4 million in 1994 to $446.0 million in 1995 followed by a slight decrease to $445.4 million in 1996. The year ended December 30, 1996 includes a 53rd week which added $6.9 million to total revenues. Comparable restaurant revenues excluding the 53rd week decreased 2.9% from 1995. Six new restaurants were opened during 1996 offset by the closure of seven restaurants. There were 246, 248 and 247 restaurants operating at the end of 1994, 1995 and 1996, respectively.

Black Angus revenues decreased 3.9% from $253.6 million in 1994 to $243.6 million in 1995 then increased 4.6% to $254.9 million in 1996. The increase in 1996 revenues was the result of the 53rd week which added $4.2 million in revenues and the addition of six new restaurants. Total comparable restaurant revenues increased 0.2% in 1996. Comparable restaurant food sales increased 1.5% compared to 1995 while beverage sales decreased 3.9% as a result of de-emphasizing the late-night lounge business. There were six new restaurants opened in 1996, two in Arizona, two in Nevada, one in Washington and one in Utah.

Grandy's revenues decreased 6.8% from $109.3 million in 1994 to $101.8 million in 1995 followed by a 10.7% decrease to $91.0 million in 1996. The decrease in 1996 was the net result of the 53rd week which added $1.3 million in revenues, an 11.3% decrease in comparable restaurant revenues and the closure of seven poor performing restaurants. Franchise revenues were $2.5 million, $2.2 million and $2.0 million in 1994, 1995 and 1996, respectively.

Other revenues increased 3.1% from $97.5 million in 1994 to $100.5 million in 1995 then decreased 1.0% to $99.5 million in 1996. The decrease in 1996 was the net result of the 53rd week which added $1.4 million in revenues and a 1.9% decrease in comparable restaurant revenues in 1996.

Food and Beverage Costs. As a percentage of revenues, food and beverage costs increased from 31.0% in 1994 and 1995 to 31.7% in 1996. The increase in 1996 was primarily a result of higher grocery expenses.

Payroll Costs. As a percentage of revenues, labor costs increased from 29.6% in 1994 to 30.2% in 1995 and then increased to 30.8% in 1996. The increase in 1996 was primarily a result of higher restaurant management costs.

Direct Operating Costs. Direct operating costs consist of occupancy, advertising and other expenses incurred by individual restaurants. As a percentage of revenues, these costs increased from 23.5% in 1994 to 24.8% in 1995 and then increased to 25.7% in 1996. The increase was a result of increased advertising expenses and higher occupancy costs.

Depreciation and Amortization. Depreciation and amortization consists of depreciation of fixed assets used by individual restaurants, division and corporate offices, as well as amortization of intangible assets. As a percentage of revenues, depreciation and amortization decreased from 5.8% in 1994 to 5.2% in 1995 and then decreased to 4.7% in 1996. The decrease was primarily due to the non-cash reduction of the historical costs of certain long-lived assets in December 1995.

General and Administrative Expenses. General and administrative expenses as a percentage of revenues were 6.7% in 1994, 7.0% in 1995 and 6.3% in 1996. The decrease in 1996 was due primarily to decreased division overhead payroll expenses.

Non-Cash Charge for Impairment of Long-Lived Assets. In December 1996 certain assets, including fixed assets and certain related intangible assets, were valued at less than their historic costs and resulted in a non-cash charge of $13.2 million. This non-cash charge was 3.0% of revenues. A similar non-cash charge of $20.2 million was recorded in 1995. There were no charges for impairment of long-lived assets in 1994.

Operating Profit. As a result of the items discussed above, operating profit decreased from $15.3 million in 1994 to an operating loss of 12.0 million in 1995 and then improved to an operating loss of $9.4 million in 1996 (an operating profit of $8.2 million in 1995 and $3.8 million in 1996 before the non-cash charge for impairment of long-lived assets). As noted in the discussion of revenues, the Company's divisions are not uniform in size or profitability. For example, for the fiscal year ended 1996, Black Angus had an operating profit of $19.1 million while Grandy's had an operating loss of $1.0 million.

Interest Expense - Net. Interest expense increased from $34.2 million in 1994 to $35.5 million in 1995 and then to $38.0 million in 1996. The average interest rate on Company borrowings was 11.8%, 11.9% and 12.2% for 1994, 1995 and 1996, respectively. Average borrowings (excluding capitalized lease obligations) increased from $263.7 million in 1994 to $273.5 million in 1995 and then to $281.6 million in 1996.

Income Taxes. Income taxes increased from a provision of $64,000 in 1994 to $75,000 in 1995 and then to $94,000 in 1996. The provisions represent amounts provided for certain minimum state income taxes.

Extraordinary Loss. An extraordinary loss of $1.7 million occurred in 1996 with the extinguishment of debt. This extraordinary loss resulted from a non-cash charge to expense for capitalized debt costs associated with the debt repaid. There were no extraordinary losses in 1994 or 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are cash flow from operations and borrowings under its credit facilities. The Company requires capital principally for the acquisition and construction of new restaurants, the remodeling of existing restaurants and the purchase of new equipment and leasehold improvements. As of December 30, 1996, the Company had cash of approximately $7.5 million and has essentially no debt amortization until September 1997. The Company also had $12.4 million outstanding under its letters of credit facility.

In general, restaurant businesses do not have significant accounts receivable because sales are made for cash or by credit card vouchers which are ordinarily paid within a few days, and do not maintain substantial inventory as a result of the relatively brief shelf life and frequent turnover of food products. Additionally, restaurants generally are able to obtain trade credit in purchasing food and restaurant supplies. As a result, restaurants are frequently able to operate with working capital deficits, i.e., current liabilities exceed current assets. At December 30, 1996, the Company had a working capital deficit of $91.6 million which included $41.3 million in current portion of long-term debt.

The Company estimates that capital expenditures of $6.0 million to $10.0 million are required annually to maintain and refurbish its existing restaurants. In addition, the Company spends approximately $10.0 million to $13.0 million annually for repairs and maintenance which are expensed as incurred. Other capital expenditures, which are generally discretionary, are primarily for the construction of new restaurants and for expanding, reformatting and extending the capabilities of existing restaurants and for general corporate purposes. The Company spent approximately $5.8 million on new restaurants in 1996. The Company expects to spend approximately $5.0 million for new restaurants in 1997. Total capital expenditures were $22.2 million in 1994, $16.3 million in 1995, and $13.3 million in 1996. Higher capital expenditures in 1994 resulted from the addition of five National Sports Grill restaurants, three Black Angus restaurants, two Grandy's restaurants, one Spoons restaurant and one Spectrum restaurant. The Company's credit agreement contains limitations on the amount of capital expenditures that the Company may incur.

On March 13, 1996, Holdings completed a private placement of its 14% senior discount debentures due 2005 with a face value of $17.0 million producing aggregate proceeds of approximately $7.1 million. Substantially all of the net proceeds of the offering were contributed by Holdings to ARG. The net proceeds were used by ARG for general corporate purposes.

On August 28, 1996, ARG's Senior Secured Note holders consented to an amendment which increased the interest rate on substantially all of the Senior Secured Notes from 12% to 13% and changed interest payment dates from semi-annual to quarterly beginning December 15, 1996. The amendment also replaced a net worth covenant with an EBITDA (earnings before interest, taxes, depreciation and amortization) covenant and required ARG to consummate asset sales or sale/leaseback transactions prior to December 31, 1996.

On September 13, 1996, ARG completed a sale/leaseback transaction under which it sold the real property relating to 24 Stuart Anderson's Black Angus and Stuart Anderson's Cattle Company restaurants for an aggregate sales price of $48.1 million and simultaneously executed long-term leases under which it will continue to operate the restaurants. The proceeds of the transaction have been applied in accordance with the requirements of ARG's debt instruments, as follows: to redeem at par principal and interest thereon of its Senior Secured Notes in the amount of $34.3 million; to repay bank debt and to partially cash collateralize outstanding letters of credit in a combined amount of $4.8 million; for fees and expenses of this transaction as well as ARG's above noted consent solicitation relating to the Senior Secured Notes in a total amount of $4.6 million; and $4.4 million retained by ARG to be invested in productive assets within six months. ARG recorded an extraordinary loss on extinguishment of debt relating to the write-off of capitalized debt costs in the amount of $1.1 million. In addition, a $5.9 million gain related to this sale/leaseback was deferred and will be amortized over the life of the underlying leases.

On December 13, 1996, ARG completed a sale/leaseback transaction under which it sold the real property relating to 30 Grandy's restaurants for an aggregate sales price of $12.5 million and simultaneously executed a long-term lease under which it will continue to operate the restaurants. The proceeds of this transaction were applied in accordance with the requirements of the ARG's debt instruments as follows: to redeem at par principal and interest thereon of its Senior Secured Notes in the amount of $9.9 million; to partially cash collateralize outstanding letters of credit in the amount of $1.1 million; for fees and expenses of this transaction in the amount of $0.9 million; and $0.6 million retained by ARG to be invested in productive assets within six months.

ARG recorded a loss of $1.5 million on the sale of this property and an extraordinary loss of $0.6 million on extinguishment of debt relating to the write-off of capitalized debt costs.

During 1996, ARG also completed the sale of three additional Grandy's restaurants and the sale/leaseback of two Spoons restaurants, the proceeds of which were applied in accordance with the requirements of ARG's debt instruments. The combined aggregate sales price of these transactions was $3.9 million.

ARG was two weeks late in paying the quarterly interest of $1.2 million on its Subordinated Debt which was due December 15, 1996 and expects to be four weeks late in the quarterly payment which was due March 15, 1997. The Subordinated Debt provides for a 30-day grace period for interest payments.

In 1997, ARG was in default under a covenant that required certain sales or sale/leaseback transactions by December 31, 1996. On March 13,1997, ARG's Senior Secured Note holders consented to an amendment which replaced the EBITDA covenants for the year ended December 30, 1996 and for the four quarters ended March 31, 1997 with an EBITDA covenant for the twelve months ended May 31, 1997 (tested at the same level as would have been required for the four quarters ended March 31, 1997), reduced the amount of net cash proceeds from asset sales or sale/leaseback transactions required by December 31, 1996 to $15.0 million (which was accomplished) and waived any related existing defaults or events of default. The amendment provided for an increase of $10 in the stated principal amount for each $1,000 in stated principal amount of consenting noteholders. This resulted in an increase of approximately $1.6 million in the stated principal amount of the Senior Secured Notes and $1.2 million in the actual outstanding principal amount of the Senior Secured Notes.

Substantially all assets of ARG are pledged to its senior lenders. In addition, the subsidiaries have guaranteed the indebtedness owed by ARG and such guarantee is secured by substantially all of the assets of the subsidiaries. In connection with such indebtedness, contingent and mandatory prepayments may be required under certain specified conditions and events. There are no compensating balance requirements. A quarterly commitment fee of 0.5% per annum is payable on the letter of credit facility and a quarterly fee of 3.75% per annum is payable on outstanding letters of credit.

At year end 1995 and 1996, ARG had outstanding letters of credit primarily related to its self-insurance programs of approximately $14.4 million and $12.4 million, respectively.

ARG's senior credit facilities provide for a letter of credit facility of $11.0 million until July 31, 1997. This letter of credit facility was fully utilized as of March 3, 1997. Having repaid the outstanding bank loan in September 1996, ARG does not have a working capital facility.

The Company is highly leveraged and is pursuing additional asset sales which must be consummated in order to enable ARG to repay the required sinking fund payment of $41.5 million due September 15, 1997 on the Senior Secured Notes. Any additional asset sale proceeds in excess of the amount required to repay the Senior Secured Notes in full, together with any proceeds from additional refinancing, will be used to repay ARG's Subordinated Debt. In the absense of such a sale, the Company believes it could otherwise restructure its debt. In addition, the Company expects to obtain a replacement letter of credit facility. However, there can be no assurance that any such asset sales or refinancing will be completed on acceptable terms.

The Company's net operating loss carryforwards may be subject to significant limitations on use or elimination under applicable provisions of the Internal Revenue Code of 1986, as amended, as a result of changes in ownership of the Company.

IMPACT OF INFLATION

Although inflationary increases in food, labor or operating costs could adversely affect operations, the Company has generally been able to offset increases in cost through price increases, labor scheduling and other management actions.


ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to Consolidated Financial Statements on page F-1.


ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE


Not applicable.

                                    PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information about the Company's current directors and each of its executive officers and key management personnel:

             NAME                AGE                 POSITION WITH COMPANY
             ----                ---                 ---------------------
    Anwar S. Soliman              59       Chairman, Chief Executive Officer,
                                           Director
    Ralph S. Roberts              54       President, Chief Operating Officer,
                                           Director
    William J. McCaffrey, Jr.     50       Chief Financial Officer, Vice President,
                                           Treasurer, Assistant Secretary, Director
    Wilfred H. Partridge          67       Vice President - Purchasing
    Patrick J. Kelvie             45       Secretary and General Counsel


Officers are elected by the Board of Directors and serve at the discretion of the board.

Anwar S. Soliman. Mr. Soliman is Chairman, Chief Executive Officer and a Director of Holdings. He has served as Chairman, Chief Executive Officer and a Director of ARG since its organization in 1986. Prior to joining the Company, Mr. Soliman was Executive Vice President of W. R. Grace & Co. ("Grace") and Group Executive of the Grace Restaurant Group, which he started in 1977. Mr. Soliman spent 22 years with Grace in various executive positions. He is also a trustee of the Orange County Museum of Art and a member of the Board Council of Boys Hope of California. Mr. Soliman received both a B. Commerce and an M.B.A. from Alexandria University and a Ph.D. from New York University.

Ralph S. Roberts. Mr. Roberts is President, Chief Operating Officer and a Director of Holdings. He has served as a Director of ARG since 1991 and has served as the President and Chief Operating Officer of ARG since 1986. Mr. Roberts has over 25 years of experience in the restaurant industry and before joining the Company was Deputy Group Executive of Operations of the Grace Restaurant Group and Vice President of Grace. Prior to joining Grace in 1980, he was Vice President of the Stouffer Restaurant Division and President and co-founder of the Rusty Scupper restaurants. Mr. Roberts received a B.A. from Princeton University.

William J. McCaffrey, Jr. Mr. McCaffrey is Chief Financial Officer, Vice President, Treasurer, Assistant Secretary and a Director of Holdings. He has served as a Director of ARG since 1991 and has served as the Chief Financial Officer, Vice President, Treasurer and Assistant Secretary of ARG since 1986. Prior thereto he was Chief Financial Officer of the Grace Restaurant Group, having spent 12 years with Grace. For eight years, Mr. McCaffrey was assistant to the Chief Executive Officer of Grace. He received a B.S. M.E. from the University of Notre Dame and an M.B.A. from Harvard University.

Wilfred H. Partridge. Mr. Partridge has served as Vice President responsible for purchasing and distribution for ARG since 1986. Mr. Partridge has over 30 years experience in the restaurant industry encompassing purchasing, production and distribution, as well as restaurant operations, and was President of Grace Restaurant Services before joining the Company. Mr. Partridge served as Vice President of Purchasing, Production and Distribution with Marriott Corporation (Bob's Big Boy Division) for 19 years. He served as Director of Manufacturing and Distribution for

Foodmaker Company (Jack-in-the-Box) and also operated his own restaurants in the San Diego area. He received a B.A. in Commercial Science from Benjamin Franklin University.

Patrick J. Kelvie. Mr. Kelvie is Secretary and General Counsel of Holdings. He has served as General Counsel of ARG since 1987 and Secretary of ARG since 1989. From 1987 to 1989, Mr. Kelvie was an Assistant Secretary of ARG. Between 1978 and 1987, Mr. Kelvie held various legal counsel positions for Saga Corporation. Mr. Kelvie received a B.A. from the University of California at Berkeley and a J.D. from Harvard Law School.


ITEM 11.                EXECUTIVE COMPENSATION

The following table sets forth the cash compensation for services rendered in all capacities which ARG paid to or accrued for the Chief Executive Officer and each of the other four most highly compensated executive officers.

                           SUMMARY COMPENSATION TABLE

                                                                                       LONG-TERM COMPENSATION
                                                                           --------------------------------------------
                       ANNUAL COMPENSATION                                        AWARDS                 PAYOUTS
------------------------------------------------------------------------   -------------------------      --------------
                                                                OTHER                    NUMBER                   ALL
                                                                ANNUAL   RESTRICTED        OF                    OTHER
      NAME AND                                                  COMPEN-     STOCK       OPTIONS/     LTIP       COMPEN-
PRINCIPAL POSITION             YEAR       SALARY       BONUS    SATION(b) AWARD(S)        SARS      PAYOUTS    SATION(c)
------------------------------------------------------------------------ ----------------------------------    ---------
Anwar S. Soliman               1996     $1,233,640  $     0      $ 96,125       -            -          -        $ 24,303
(Chairman and CEO)             1995      1,233,640        0        62,660       -            -          -          18,002
                               1994      1,189,580        0        92,635       -            -          -          17,552

Ralph S. Roberts               1996        704,935        0        48,295       -            -          -           8,351
(President and COO)            1995        704,935        0        28,230       -            -          -           8,351
                               1994        659,907        0        43,400       -            -          -           5,759

William J. McCaffrey, Jr.      1996        325,000        0 (a)     5,680       -            -          -          14,846
(Chief Financial Officer)      1995        311,539   30,000             0       -            -          -           9,571
                               1994        287,115   35,000         5,425       -            -          -           9,093

Wilfred H. Partridge           1996        290,000        0 (a)     7,610       -            -          -           5,754
(Vice President -              1995        279,231   30,000             0       -            -          -           5,884
 Purchasing)                   1994        259,692   35,000         7,325       -            -          -          26,982

Patrick J. Kelvie              1996        175,000        0 (a)         0       -            -          -           1,312
(Secretary and                 1995        175,000        0             0       -            -          -           1,262
 General Counsel)              1994        167,731        0             0       -            -          -           1,849

----------
(a) Discretionary bonus amounts for Messrs. McCaffrey, Partridge and Kelvie were not determined as of March 3, 1997.

(b) Amounts shown are for reimbursement during the fiscal year for the payment of premiums and income taxes thereon relating to executive life and disability plans.

(c) Amounts shown in this column for the last fiscal year include the following: group term life insurance premiums of $24,303, $8,351, $12,471 and $3,510 for Messrs. Soliman, Roberts, McCaffrey and Partridge, respectively; and company matching contributions to a 401(k) plan of $2,375, $2,244 and $1,312 for Messrs. McCaffrey, Partridge and Kelvie, respectively.

EMPLOYMENT AGREEMENTS

The following table sets forth, with respect to each executive officer who has entered into an employment agreement with the Company, the base salary for such officer provided for therein together with the termination date of such agreement:

                                                                                     BASE           TERMINATION
NAME OF INDIVIDUAL              CAPACITY IN WHICH SERVED                            SALARY              DATE
------------------              ------------------------------------                ------           ----------
Anwar S. Soliman                Chairman and Chief Executive Officer              $1,233,640          12/31/97
Ralph S. Roberts                President and Chief Operating Officer                704,935          12/31/97
Wilfred H. Partridge            Vice President - Purchasing                          290,000          12/31/97

Each of the agreements provides, among other things, for adjustments to the base salaries and automatic extensions of the termination date. The agreements also provide for certain other benefits, including, in the case of Mr. Soliman, one year's severance pay equal to his then salary in the event of disability or death; in the case of Mr. Roberts, one year's severance pay in the event of death and salary for the remainder of the calendar year in the event of disability; in the case of Mr. Partridge, six months severance pay in the event of death and salary for the remainder of the calendar year in the event of disability. The employment agreements of Mr. Soliman and Mr. Roberts each provide six months severance pay if either executive terminates his employment for cause. None of ARG's employment agreements provides for any salary obligations in the event of termination by the Company for cause.

STOCK OPTION PLAN

Holdings has adopted a Stock Option Plan for Key Employees (the "Plan") providing for the grant of non-qualified stock options ("Options") to selected employees. Holdings has reserved 45,600 shares of common stock for issuance under the Plan. The Plan is designed, through the award of incentive compensation, to attract and retain key employees who are in a position to make a significant contribution to the successful operation of the business of Holdings and its subsidiaries. The Board of Directors will designate persons to be granted awards under the Plan, the number of Options to purchase shares to be granted, and any other conditions relating to the awards as it may deem appropriate, consistent with the provisions of the Plan.

The Plan provides that the exercise price for Options granted pursuant to the Plan shall be at least equal to the fair market value of the stock on the date of grant. Options granted under the Plan shall expire on the earlier of the tenth anniversary of the date the Option was granted or the 60th day following termination of the optionee's employment with Holdings or its subsidiaries. The Options will be exercisable after five years (or such earlier date as may be specified by the Board of Directors or the Compensation Committee thereof). Options will not be transferrable (other than by will or the laws of descent and distribution) and, during the optionee's lifetime, will only be exercisable by the optionee.

Holders of shares of common stock received pursuant to the Plan will be required to become a party to the Voting Trust Agreement and a stockholder's agreement having terms and conditions comparable to those contained in the Common Stock Subscription Agreements (as herein defined). See "Business" and "Security Ownership of Certain Beneficial Owners and Management."

SAVINGS PLAN

ARG currently has the American Restaurant Group Savings and Investment Plan (the "Savings Plan"), which is a 401(k) plan established for the benefit of employees who have satisfied certain requirements. These requirements include completion of one year of service with a minimum of 1,000 hours worked. Subject to applicable limits imposed on tax qualified plans, eligible employees may elect pre-tax contributions up to 18.5% of a participant's total earnings for a calendar year (but not in excess of $9,500 for 1996). ARG makes matching contributions to the Savings Plan equal to 25% of the participant's contributions up to 6% of the participant's earnings. A participant is entitled to a distribution from the Savings Plan upon termination of employment and any such distribution will be in a lump sum form. Distributable benefits are based on the value of the participant's individual account balance which is invested at the direction of the participant in one or a combination of six investment funds, none of which include investments in ARG. Under certain circumstances, a participant may borrow amounts held in his account under the Savings Plan. Based upon the Savings Plan vesting schedule, as of 1996, 100% of ARG matching contributions were vested for Messrs. McCaffrey, Partridge and Kelvie.


ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                               AND MANAGEMENT

Holdings owns 100% of ARG's outstanding common stock. All of the Holdings' management stockholders have entered into a voting trust agreement in accordance with which Anwar S. Soliman, Chairman and Chief Executive Officer of the Company, exercises, as voting trustee, all voting and substantially all other rights to which such shareholders would otherwise be entitled until the earlier of December 31, 2001 or the earlier termination of the Voting Trust Agreement. As a result, Mr. Soliman is considered the beneficial owner of approximately 82.4% of the outstanding shares of Holdings' common stock (approximately 61% on a fully diluted basis).

As of March 3, 1997, certain holders of the senior discount debentures held approximately 18% of the shares of Holdings' common stock (approximately 13% on a fully diluted basis). Also certain holders of the Subordinated Debt held warrants of common stock of approximately 26% on a fully diluted basis.

The following table sets forth certain information regarding the beneficial ownership of Holdings common stock, as of March 3, 1997, by (i) each of the Company's directors, (ii) the Chief Executive Officer and certain other highly compensated executive officers of the Company, (iii) all executive officers and directors as a group and (iv) each person believed by the Company to own beneficially more than 5% of Holdings' outstanding common stock.

                                         AMOUNT AND NATURE               PERCENT
NAME AND ADDRESS(1)                    OF BENEFICIAL OWNERSHIP           OF CLASS
-------------------                    -----------------------           --------
Anwar S. Soliman                               228,577 (1)                 33.5%
Roberts Family Limited Partnership             114,266                     16.8
William J. McCaffrey, Jr.                       28,567                      4.2
Wilfred H. Partridge                            28,567                      4.2
Patrick J. Kelvie                                4,563                      0.7
Nomura Holding America Inc.                     39,358 (2)                  5.8
Swiss Bank Corporation                          39,355 (2)                  5.8
Cerberus Partners, L.P.                         35,430 (2)                  5.2
Dean Witter, Discover & Co. and
  Dean Witter InterCapital Inc.                 78,557 (3)                 11.5
All directors and officers of the
  Company as a group (5 persons)               404,540                     59.4

----------
(1) Does not include 187,371 shares of Holdings common stock which Mr. Soliman is deemed to be the owner of pursuant to the Voting Trust Agreement.

(2) Represents warrants which are immediately exercisable at a nominal price per share.

         None of such warrants are exercisable after July 31, 2001.

(3) Pursuant to a Schedule 13G dated February 13, 1996, Dean Witter, Discover & Co. and Dean Witter InterCapital Inc. reported holding 78,557 shares the beneficial ownership of which they disclaimed.

ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.


                                     PART IV

ITEM 14.               EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES,
                             AND REPORTS ON FORM 8-K

(a) Consolidated Financial Statements. See the Index to Consolidated Financial Statements on page F-1.

(c)      List of Exhibits



      Exhibit No.                             Description
      -----------                             -----------
         3.1      Certificate of Incorporation of Holdings, filed with the
                  Secretary of State of Delaware on September 24, 1993.*

         3.2      Certificate of Amendment to Certificate of Incorporation of
                  Holdings, filed with the Secretary of State of Delaware on December 10, 1993.*

         3.3      By-Laws of Holdings.*

         4.1      Indenture, dated as of December 1, 1993, between Holdings and
                  United States Trust Company of New York.*

         4.2      Specimen Certificate of 14% Senior Discount Debentures due
                  2005, Series A.*

         4.3      Specimen Certificate of 14% Senior Discount Debentures due
                  2005, Series B ("Exchange Debenture").*

         4.4      Indenture, dated as of December 1, 1993, between American
                  Restaurant Group, Inc. ("ARG") and U.S. Trust Company of
                  California, N.A. (including the form of notes).***

         4.5      Shareholders and Registration Rights Agreement, dated as of
                  December 14, 1993, between Holdings, certain management stockholders and BT Securities Corporation.*

         4.6      Amended and Restated Credit Agreement, dated as of December
                  13, 1993, among ARG, the subsidiaries of ARG parties thereto, Bankers Trust Company, as Agent, and the several banks named thereto.***

         4.7 Second Amended and Restated Subordinated Loan Agreement, dated as of December 14, 1993, between ARG and Merrill Lynch
                  Interfunding Inc.***

      Exhibit No.                             Description
      -----------                             -----------
         4.8      Registration Rights Agreement, dated as of December 14, 1993, between ARG and Merrill Lynch Interfunding Inc.***

         4.9      Stockholders and Registration Rights Agreement, dated as of
                  December 14, 1993, among Holdings, ARG, the stockholders parties thereto and Merrill Lynch Interfunding Inc.***

         4.10     Warrant Certificate, dated as of December 14, 1993, between
                  Holdings and Merrill Lynch Interfunding Inc.*

         4.11     Indenture, dated as of September 15, 1992, between ARG and
                  U.S. Trust Company of California, N.A., as Trustee (including the form of note).**

         4.12     Intercreditor Agreement, dated March 20, 1992, among Bankers
                  Trust Company, as Collateral Agent and as Agent, U.S. Trust
                  Company of California, N.A., as Trustee, Merrill Lynch
                  Interfunding Inc., ARG and the Subsidiary Guarantors.**

         4.13 Acknowledgment to Intercreditor Agreement, dated as of December 13, 1993, between the Lenders named therein and U.S.
                  Trust Company of California, N.A., as Trustee.***

         4.14 First Supplemental Indenture, dated as of December 9, 1993, between ARG and U.S. Trust Company of California, N.A., as
                  Trustee.***

         4.15     Limited Waiver and Fourth Amendment to Amended and Restated
                  Credit Agreement, dated November 1, 1995, among ARG, the subsidiaries of ARG parties hereto, Bankers Trust Company, as Agent, and the several banks named thereto.****

         4.16     Limited Waiver and Fifth Amendment to Amended and Restated
                  Credit Agreement, dated February 27, 1996, among ARG, the subsidiaries of ARG parties hereto, Bankers Trust Company, as Agent, and the several banks named thereto.****

         4.17     Limited Waiver and Sixth Amendment to Amended and Restated
                  Credit Agreement, dated August 26, 1996, among ARG, the subsidiaries of ARG parties hereto, Bankers Trust Company, as Agent, and the several banks named thereto.*****

         4.18     Limited Waiver and Seventh Amendment to Amended and Restated
                  Credit Agreement, dated September 10, 1996, among ARG, the subsidiaries of ARG parties hereto, Bankers Trust Company, as Agent, and the several banks named thereto.*****

         4.19     Limited Waiver and Eighth Amendment to Amended and Restated
                  Credit Agreement, dated February 25, 1997, among ARG, the subsidiaries of ARG parties hereto, Bankers Trust Company, as Agent, and the several banks named thereto.*****

         4.20     Limited Waiver and Ninth Amendment to Amended and Restated
                  Credit Agreement, dated February 27, 1997, among ARG, the subsidiaries of ARG parties hereto, Bankers Trust Company, as Agent, and the several banks named thereto.*****

      Exhibit No.                             Description
      -----------                             -----------
          4.21    Second Supplemental Indenture, dated as of August 28, 1996, between ARG and U.S. Trust Company of California, N.A., as
                  Trustee under the Indenture dated as of September 15,
                  1992.*****

          4.22 Third Supplemental Indenture, dated as of January 15, 1997, between ARG and U.S. Trust Company of California, N.A., as
                  Trustee under the Indenture dated as of September 15, 1992.*****

          4.23 Fourth Supplemental Indenture, dated as of March 13, 1997, between ARG and U.S. Trust Company of California, N.A., as
                  Trustee under the Indenture dated as of September 15, 1992.*****

          4.24 First Supplemental Indenture, dated as of August 28, 1996, between ARG and U.S. Trust Company of California, N.A., as
                  Trustee under the Indenture dated as of December 1, 1993.*****

          4.25 Second Supplemental Indenture, dated as of March 13, 1997, between ARG and U.S. Trust Company of California, N.A., as
                  Trustee under the Indenture dated as of December 1, 1993.*****

          9.1     Common Stock Voting Trust Agreement, dated as of December 14,
                  1993, among the stockholders named therein and Anwar S.
                  Soliman, as Voting Trustee.*

         10.1     Common Stock Subscription Agreement, dated as of December 14,
                  1993, between Holdings and Anwar S. Soliman.*

         10.2     Common Stock Subscription Agreement, dated as of December 14,
                  1993, between Holdings and Ralph S. Roberts.*

         10.3     Common Stock Subscription Agreements, each dated as of
                  December 14, 1993, between Holdings and the subscriber party thereto.*

         10.4     Amended and Restated Employment Agreement, dated as of
                  December 14, 1993, between ARG and Anwar S. Soliman.*

         10.5     Amended and Restated Employment Agreement, dated as of
                  December 14, 1993, between ARG and Ralph S. Roberts.*

         10.6     Amended and Restated Employment Agreement, dated as of
                  December 14, 1993, between ARG and Wilfred H. Partridge.*

         10.7     Stock Option Plan for Key Employees of American Restaurant
                  Group Holdings, Inc.*

         21.1     Subsidiaries of Holdings.*

         27.1 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only.

      --------------

         * Incorporated by reference to the Registrant's Registration Statement No. 33-74012 on Form S-4 filed with the Securities and Exchange Commission on January 12, 1994.

         ** Incorporated by reference to ARG's Registration Statement No. 33-48183 on Form S-4 filed with the Securities and Exchange Commission on May 28, 1992, as amended with Amendment No. 1 filed on September 11, 1992.

         *** Incorporated by reference to ARG's Current Report on Form 8-K dated December 14, 1993 filed with the Securities and Exchange Commission on December 30, 1993.

         **** Incorporated by reference to ARG's Annual Report on Form 10-K dated December 25, 1995 filed with the Securities and Exchange Commission on March 25, 1996.

         ***** Incorporated by reference to ARG's Annual Report on Form 10-K dated December 30, 1996 filed with the Securities and Exchange Commission on April 14, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               AMERICAN RESTAURANT GROUP HOLDINGS, INC.


                               By:  /s/ANWAR S. SOLIMAN
                                  -----------------------------------
                               Anwar S. Soliman
                               Chairman, Chief Executive
                               Officer and Director


                               April 11, 1997


Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         SIGNATURE
         ---------
    /s/ANWAR S. SOLIMAN             Chairman, Chief Executive            April 11, 1997
----------------------------           Officer and Director
       Anwar S. Soliman           (Principal Executive Officer)





/s/WILLIAM J. MCCAFFREY, JR.          Chief Financial Officer,           April 11, 1997
----------------------------         Vice President, Treasurer,
   William J. McCaffrey, Jr.           Assistant Secretary and
                                         Director (Principal
                                  Financial and Accounting Officer)





    /s/RALPH S. ROBERTS              President, Chief Operating          April 11, 1997
---------------------------             Officer and Director
       Ralph S. Roberts

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                       PAGE
                                                                       ----
Report of Independent Public Accountants...........................    F-2

Consolidated Balance Sheets as of December 25, 1995
         and December 30, 1996.....................................    F-3

Consolidated Statements of Operations for the Years Ended
         December 26, 1994, December 25, 1995
         and December 30, 1996.....................................    F-5

Consolidated Statements of Common Stockholders'
         Equity for Years Ended December 26, 1994,
         December 25, 1995 and December 30, 1996...................    F-6

Consolidated Statements of Cash Flows for Years
         Ended December 26, 1994, December 25, 1995
         and December 30, 1996.....................................    F-7

Notes to Consolidated Financial Statements.........................    F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
  American Restaurant Group Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of AMERICAN RESTAURANT GROUP HOLDINGS, INC. (a Delaware corporation) AND SUBSIDIARIES as of December 25, 1995 and December 30, 1996, and the related consolidated statements of operations, common stockholders' equity (deficit) and cash flows for the years ended December 26, 1994, December 25, 1995 and December 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Restaurant Group Holdings, Inc. and subsidiaries as of December 25, 1995 and December 30, 1996, and the results of their operations and their cash flows for the years ended December 26, 1994, December 25, 1995 and December 30, 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1.b. and other notes to the financial statements, the Company has suffered recurring losses from operations, has a net capital deficit, has a sinking fund payment of $41.5 million due September 15, 1997, and may be required to renegotiate its senior debt if it cannot meet amended covenants, that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1.b. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As explained in Note 2. of the financial statements, as required by FAS 121, effective December 25, 1995, the Company changed its method of accounting for the impairment of long-lived assets.




                                                    ARTHUR ANDERSEN LLP


Orange County, California
February 28, 1997, except certain matters in Note 4. which date is March 13, 1997

            AMERICAN RESTAURANT GROUP HOLDINGS, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS

                     DECEMBER 25, 1995 AND DECEMBER 30, 1996

ASSETS

                                           December 25,       December 30,
                                              1995               1996
                                          ------------       ------------
CURRENT ASSETS:
  Cash                                    $ 10,385,000       $  7,493,000
  Accounts receivable, net of
    reserve of $777,000 and
    $1,041,000 at December 25, 1995
    and December 30, 1996,
    respectively                             7,734,000          7,465,000
  Inventories                                6,597,000          6,818,000
  Prepaid expenses                           4,607,000          4,485,000
                                          ------------       ------------

           Total current assets             29,323,000         26,261,000
                                          ------------       ------------

PROPERTY AND EQUIPMENT:
  Land and land improvements                52,991,000          6,158,000
  Buildings and leasehold
    improvements                           141,382,000        110,071,000
  Fixtures and equipment                    90,520,000         84,162,000
  Property held under capital
    leases                                  13,067,000         12,375,000
  Construction in progress                   3,749,000          6,487,000

                                           301,709,000        219,253,000
  Less-- Accumulated depreciation          130,679,000        118,084,000
                                          ------------       ------------

                                           171,030,000        101,169,000

OTHER ASSETS:
  Intangible assets                         14,137,000         13,039,000
  Deferred debt costs                       26,552,000         26,325,000
  Leasehold interests                       10,176,000          9,946,000
  Franchise rights                           8,798,000          6,876,000
  Liquor licenses and other                  3,899,000          6,259,000
  Cost in excess of net assets
    acquired                                14,671,000         13,305,000
                                          ------------       ------------

                                            78,233,000         75,750,000
  Less-- Accumulated amortization           24,095,000         25,975,000
                                          ------------       ------------

                                            54,138,000         49,775,000

           Total assets                   $254,491,000       $177,205,000
                                          ============       ============

            (consolidated balance sheets continued on following page)

 The accompanying notes are an integral part of these consolidated statements.

LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

                                                       December 25,        December 30,
                                                           1995                1996
                                                     -------------        -------------
CURRENT LIABILITIES:
  Accounts payable                                   $  29,239,000        $  33,394,000
  Accrued liabilities                                   14,226,000           14,435,000
  Accrued insurance                                     16,694,000           15,848,000
  Accrued interest                                       5,855,000              921,000
  Accrued payroll costs                                 10,171,000           11,059,000
  Current portion of obligations
    under capital leases                                   858,000              902,000
  Current portion of long-term debt                      7,850,000           41,324,000
                                                     -------------        -------------

         Total current liabilities                      84,893,000          117,883,000
                                                     -------------        -------------

LONG-TERM LIABILITIES, net of current portion:
    Obligations under capital leases                     9,344,000            8,443,000
    Long-term debt                                     273,935,000          207,897,000
                                                     -------------        -------------

         Total long-term
           liabilities                                 283,279,000          216,340,000
                                                     -------------        -------------

DEFERRED GAIN                                                  -              5,806,000
                                                     -------------        -------------


COMMITMENTS AND CONTINGENCIES


PREFERRED STOCK, $0.01 par value;
  10,000 shares authorized, no shares
  issued or outstanding
  at December 25, 1995 or
  December 30, 1996                                            -                    -


COMMON STOCKHOLDERS' EQUITY:
  Common stock                                               2,000                2,000
  Treasury stock                                           (50,000)             (50,000)
  Paid-in capital                                       17,539,000           17,539,000
  Accumulated deficit                                 (131,172,000)        (180,315,000)
                                                     -------------        -------------

         Total common stockholders'
           deficit                                    (113,681,000)        (162,824,000)
                                                     -------------        -------------

         Total liabilities and
           common stockholders'
           equity                                    $ 254,491,000        $ 177,205,000
                                                     =============        =============


 The accoompanying notes are an integral part of these consolidated statements.

            AMERICAN RESTAURANT GROUP HOLDINGS, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS

            FOR THE YEARS ENDED DECEMBER 26, 1994, DECEMBER 25, 1995

                              AND DECEMBER 30, 1996



                                                                   Year ended
                                           -------------------------------------------------------
                                            December 26,         December 25,         December 30,
                                                1994                1995                  1996
                                           -------------        -------------        -------------
REVENUES                                   $ 460,406,000        $ 445,966,000        $ 445,424,000
                                           -------------        -------------        -------------

RESTAURANT COSTS:
  Food and beverage                          142,828,000          138,270,000          141,032,000
  Payroll                                    136,151,000          134,532,000          137,104,000
  Direct operating                           108,382,000          110,399,000          114,589,000
  Depreciation and amortization               26,723,000           23,171,000           20,791,000

GENERAL AND ADMINISTRATIVE EXPENSES           31,063,000           31,387,000           28,110,000

NON-CASH CHARGE FOR IMPAIRMENT
  OF LONG-LIVED ASSETS                               -             20,178,000           13,205,000
                                           -------------        -------------        -------------

  Operating profit (loss)                     15,259,000          (11,971,000)          (9,407,000)

INTEREST EXPENSE, net                         34,190,000           35,450,000           37,954,000
                                           -------------        -------------        -------------

  Loss before provision
    for income taxes and
    extraordinary loss                       (18,931,000)         (47,421,000)         (47,361,000)

PROVISION FOR INCOME TAXES                        64,000               75,000               94,000
                                           -------------        -------------        -------------

  Loss before extraordinary loss             (18,995,000)         (47,496,000)         (47,455,000)

EXTRAORDINARY LOSS ON EXTINGUISHMENT
 OF DEBT                                             -                    -             (1,688,000)
                                           -------------        -------------        -------------

  Net loss                                 $ (18,995,000)       $ (47,496,000)       $ (49,143,000)
                                           =============        =============        =============


 The accompanying notes are an integral part of these consolidated statements.

            AMERICAN RESTAURANT GROUP HOLDINGS, INC. AND SUBSIDIARIES


             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY

            FOR THE YEARS ENDED DECEMBER 26, 1994, DECEMBER 25, 1995

                              AND DECEMBER 30, 1996


                                   Common      Treasury          Paid-in          Accumulated
                                   Stock         Stock           Capital            Deficit                Total
                                   ------      --------         -----------       -------------        -------------
BALANCE, December 27, 1993         $2,000        $   -          $17,539,000       $ (64,681,000)       $ (47,140,000)

  Net loss                            -              -                  -           (18,995,000)         (18,995,000)
                                   ------       --------        -----------       -------------        -------------

BALANCE, December 26, 1994          2,000            -           17,539,000         (83,676,000)         (66,135,000)

  Net loss                            -              -                  -           (47,496,000)         (47,496,000)
  Purchase of treasury stock          -          (50,000)               -                   -                (50,000)
                                   ------       --------        -----------       -------------        -------------

BALANCE, December 25, 1995          2,000        (50,000)        17,539,000        (131,172,000)        (113,681,000)

  Net loss                            -              -                  -           (49,143,000)         (49,143,000)
                                   ------       --------        -----------       -------------        -------------

BALANCE, December 30, 1996         $2,000       $(50,000)       $17,539,000       $(180,315,000)       $(162,824,000)
                                   ======       ========        ===========       =============        =============


 The accompanying notes are an integral part of these consolidated statements.

            AMERICAN RESTAURANT GROUP HOLDINGS, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

            FOR THE YEARS ENDED DECEMBER 26, 1994, DECEMBER 25, 1995

                              AND DECEMBER 30, 1996

                                                                             Year ended
                                                      -------------------------------------------------------
                                                       December 26,         December 25,         December 30,
                                                           1994                 1995                 1996
                                                      -------------        -------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers                        $ 460,024,000        $ 446,355,000        $ 445,678,000
  Cash paid to suppliers and
    employees                                          (414,550,000)        (413,219,000)        (415,679,000)
  Interest paid, net                                    (27,800,000)         (27,912,000)         (32,524,000)
  Income taxes paid                                         (62,000)             (95,000)             (87,000)
                                                      -------------        -------------        -------------

    Net cash provided by (used in)
      operating activities                               17,612,000            5,129,000           (2,612,000)
                                                      -------------        -------------        -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                  (22,178,000)         (16,277,000)         (13,279,000)
  Net (increase) decrease in other
    assets                                                  209,000              181,000           (2,455,000)
  Proceeds from disposition of assets                       508,000               29,000           64,560,000
  Sale/leaseback costs included in
    deferred gain                                               -                    -             (1,112,000)
                                                      -------------        -------------        -------------

    Net cash provided by (used in)
      investing activities                              (21,461,000)         (16,067,000)          47,714,000
                                                      -------------        -------------        -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on indebtedness                                 (631,000)          (3,877,000)         (51,834,000)
  Borrowings on indebtedness                                    -             11,000,000            8,906,000
  Net increase in deferred debt costs                      (510,000)              (5,000)          (4,209,000)
  Payments on capital lease
    obligations                                            (970,000)            (777,000)            (857,000)
  Purchase of treasury stock                                    -                (50,000)                 -
                                                      -------------        -------------        -------------

    Net cash provided by (used in)
      financing activities                               (2,111,000)           6,291,000          (47,994,000)
                                                      -------------        -------------        -------------

NET DECREASE IN CASH                                     (5,960,000)          (4,647,000)          (2,892,000)

CASH, at beginning of period                             20,992,000           15,032,000           10,385,000
                                                      -------------        -------------        -------------

CASH, at end of period                                $  15,032,000        $  10,385,000        $   7,493,000
                                                      =============        =============        =============

RECONCILIATION OF NET LOSS TO NET
CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES:
  Net loss                                            $ (18,995,000)       $ (47,496,000)       $ (49,143,000)
  Adjustments to reconcile net
    loss to net cash provided by
    (used in) operating activities:
      Extraordinary loss on
        extinguishment of debt                                  -                    -              1,688,000
      Loss on impairment of long-lived
        assets                                                  -             20,178,000           13,205,000
      Depreciation and amortization                      26,723,000           23,171,000           20,791,000
      Loss on disposition of assets                       2,183,000              684,000            1,610,000
      Amortization of deferred gain                             -                    -               (123,000)
      Accretion on indebtedness                           6,616,000            7,565,000           10,364,000
      (Gain) loss in value of
        interest rate swap                                 (661,000)              98,000                  -
      Gain on extinguishment of debt                       (550,000)                 -                    -
    (Increase) decrease in current assets:
        Accounts receivable, net                           (382,000)             389,000              254,000
        Inventories                                        (769,000)           1,483,000             (221,000)
        Prepaid expenses                                 (1,817,000)          (1,288,000)            (467,000)
    Increase (decrease) in current liabilities:
        Accounts payable                                  5,453,000           (1,706,000)           4,155,000
        Accrued liabilities                              (1,671,000)             870,000              167,000
        Accrued insurance                                  (794,000)           2,167,000             (846,000)
        Accrued interest                                    (45,000)            (125,000)          (4,934,000)
        Accrued payroll costs                             2,321,000             (861,000)             888,000
                                                      -------------        -------------        -------------

          Net cash provided by
            (used in) operating
            activities                                $  17,612,000        $   5,129,000        $  (2,612,000)
                                                      =============        =============        =============


The accompanying notes are an integral part of these consolidated statements.

            AMERICAN RESTAURANT GROUP HOLDINGS, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           DECEMBER 26, 1994, DECEMBER 25, 1995 AND DECEMBER 30, 1996


1.   Summary of Significant Accounting Policies

     a.  Company

         American Restaurant Group Holdings, Inc. ("Holdings"), a Delaware corporation, was formed in September 1993 to own 100% of the outstanding common stock of American Restaurant Group, Inc. ("ARG"), a Delaware corporation. Holdings, through ARG and its subsidiaries (collectively, the "Company"), operates middle and upper price dinner houses, casual dining restaurants and fast food restaurants primarily in California and Texas. At year end 1994, 1995 and 1996, the Company operated 246, 248 and 247 restaurants, respectively.

     b.  Significant Risks and Operations

         The Company's operations are affected by local and regional economic conditions, including competition in the restaurant industry, and the effect that such conditions have on the markets it serves. Due to a decline in restaurant revenues in 1996, the Company was two weeks late, but within the grace period, in paying the quarterly interest on its subordinated debt which was due on December 15, 1996 and expects to be four weeks late, but within the grace period, in the quarterly payment due on March 15, 1997. The Company also renegotiated its senior debt covenants in March 1997 (see Note 4.) and may be required to renegotiate if it is not in compliance with the amended covenants.

         The Company has initiated plans and transactions in 1997 to assist it in meeting its obligations subsequent to December 30, 1996. The Company expects to pursue additional asset sales, including the sale of its Black Angus division, in order to repay its senior secured notes prior to the required sinking fund payment of $41,456,000 due September 15, 1997. Any additional asset sale proceeds in excess of the amount required to repay the senior secured notes in full, together with any proceeds from additional refinancing, will be used to repay the subordinated debt. In the absence of such a sale, the Company believes it could otherwise restructure its debt. In addition, the Company expects to obtain a replacement letter of credit facility. However, there can be no assurance that any such asset sales or refinancing will be completed on acceptable terms.

         The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to accomplish its plans.

     c.  Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     d.  Use of Estimates in the Preparation of Financial Statements

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

     e.  Related-Party Transactions

         In fiscal years 1995 and 1996, the Company had $27,000 and $83,000, respectively, in net receivables due from certain officers for advanced expenses.

     f.  Inventories and Prepaid Expenses

         Inventories consist of food, beverages and supplies and are valued at the lower of cost (first-in, first-out method) or market value. When a restaurant is opened, the initial purchase of expendable equipment, such as china, glassware and silverware, is set up as prepaid supplies and is not depreciated; however, all replacements are expensed.

     g.  Advertising Costs

         Advertising costs are accrued as a percentage of sales and expensed during the year. Production costs are allocated to the related advertisements. At year end, production costs for advertisements which have not been aired are included in prepaid expenses. Prepaid advertising costs of $1,946,000 and $1,215,000 were included in prepaid expenses at December 25, 1995 and December 30, 1996, respectively. Advertising expenses included in net loss were $17,644,000, $16,768,000 and $20,870,000 in fiscal years 1994, 1995 and 1996, respectively.

     h.  Preopening Costs

         Costs incurred in connection with opening a new restaurant, principally occupancy and staff training, are accumulated as prepaid expenses and amortized over the initial year of operations.

     i.  Property and Equipment

         Property and equipment is carried at the lower of cost or, if impaired, at the estimated fair value of the asset (see Note 2.). The Company provides for depreciation and amortization based upon the estimated useful lives of depreciable assets using the straight-line method. Estimated useful lives are as follows:

                  Land improvements                                20 years
                  Buildings                                  30 to 35 years
                  Leasehold improvements                      Life of lease
                  Fixtures and equipment                      3 to 10 years
                  Property held under capital leases          Life of lease

         Substantially all of the Company's assets, including property and equipment, are pledged as collateral on the senior debt of the Company.

     j.  Interest Costs

         Interest costs incurred during the construction period of restaurants are capitalized. The Company capitalized approximately $184,000, $130,000 and $168,000 for the years ended 1994, 1995 and 1996, respectively.

     k.  Other Assets

         Other assets include intangible assets, leasehold interests, franchise rights, liquor licenses and cost in excess of net assets acquired. These costs are amortized using the straight-line method over the periods estimated to be benefited, not greater than 40 years.

         Deferred debt costs are amortized using the effective interest method over the related debt term.

         Estimated useful lives are as follows:

                  Intangible assets                                3 to 40 years
                  Deferred debt costs                               Term of debt
                  Leasehold interests                              Life of lease
                  Franchise rights                                      35 years
                  Liquor licenses                                       40 years
                  Cost in excess of net assets acquired                 40 years

     l.  Intangible Assets

         The following table details the components of intangible assets included in the accompanying consolidated balance sheets (in thousands):

                                                                December 25,  December 30,
                                                                    1995         1996
                                                                -----------   -----------
            Assembled workforce                                   $ 5,556       $ 5,109
            Goodwill                                                3,854         3,502
            Trademark/service marks                                 2,963         2,769
            Acquisition costs                                       1,322         1,209
            Other                                                     442           450
                                                                  -------       ------

            Total                                                 $14,137       $13,039
                                                                  =======       =======

     m.  Insurance

         The Company self-insures the first $100,000 of its annual medical and dental benefits per family. The Company also self-insures the first $100,000 of property damage and the first $250,000 to $350,000 per incident for general liability, automotive liability and workers' compensation risks inherent in its operations. Reserves for losses are established currently based upon estimated obligations.

     n.  Fair Value of Financial Instruments

         The Company's financial instruments consist primarily of cash, accounts receivable and payable and debt instruments. The carrying values of all financial instruments, other than debt instruments, are representative of their fair value due to their short-term maturity. The fair value of the Company's long-term debt instruments is estimated based on the current rates offered to the Company.

     o.  Franchise Income

         The Company franchises fast food restaurants. Franchise fees are recognized as income as services are rendered. Franchise royalties based upon a percentage of the franchisees' gross sales are accrued currently. Revenues include franchise royalties and franchise fees of $2,483,000, $2,176,000 and $1,995,000, respectively, for the years ended 1994, 1995 and 1996. There were 59, 55 and 56 franchised restaurants at year end 1994, 1995 and 1996, respectively.

     p.  Accounting Period

         The Company's fiscal year ends on the last Monday in December. The years ended 1994 and 1995 included 52 weeks while 1996 included 53 weeks.

     q.  Reclassifications

         Certain prior year accounts have been reclassified to conform to the current year presentation.

2.   Impairment of Long-Lived Assets

     Effective December 25, 1995, the Company adopted the provisions of Financial Accounting Standards Number 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (FAS
     121). The new statement changes the method of valuing long-lived assets, including the Company's intangible assets, whereby long-lived assets are to be carried at the lower of cost or, if impaired, fair value of the asset, rather than at original cost less accumulated depreciation. Various assumptions and estimates are used to determine fair value. The calculation of the impairment loss is based on estimated future cash flows. The estimates used to determine the impairment adjustment can change in the near term as the economy and operations of specific restaurants change. The adoption of FAS 121, together with the effects of continuing adverse operations of certain restaurants, resulted in a pre-tax non-cash charge of $20,178,000 and $13,205,000 for the years ended 1995 and 1996, respectively.

3.   Lease Obligations

     The Company leases certain of its operating facilities under terms ranging up to 40 years. These leases are classified as both operating and capital leases. Certain of the leases contain provisions calling for additional rentals based on sales or other provisions obligating the Company to pay related property taxes and certain other expenses.

     The following is a summary of property held under leases that have been capitalized and included in the accompanying consolidated balance sheets (in thousands):

                                         December 25,  December 30,
                                             1995          1996
                                         -----------   -----------
     Property                              $13,067       $12,375
     Less-- Accumulated depreciation         6,650         7,066
                                           -------       -------
                                           $ 6,417       $ 5,309
                                           =======       =======

     The following represents the minimum lease payments remaining under noncancelable operating leases and capitalized leases as of December 30, 1996 (in thousands):

                                                       Operating          Capitalized
     Fiscal years ending                                Leases               Leases
                                                       ---------          -----------
     1997                                               $  28,984         $ 1,966
     1998                                                  26,823           1,881
     1999                                                  25,542           1,791
     2000                                                  24,266           1,694
     2001                                                  22,999           1,694
     Thereafter                                           252,707           6,639
                                                        ---------        --------

     Total minimum lease payments                       $ 381,321          15,665
                                                        =========

              Less -- Imputed interest
                (7.75% to 15.5%)                                            6,320
                                                                         --------

              Present value of minimum lease payments                       9,345
              Less -- Current portion                                         902

              Long-term portion                                          $  8,443
                                                                         ========


     Rental expense (including $1,300,000, $1,019,000 and $895,000, respectively, for contingent rents under operating leases) was $21,823,000, $22,863,000 and $24,814,000 during 1994, 1995 and 1996, respectively.

4.   Long-Term Debt

     In 1991, ARG secured financing of $45,000,000 which was subordinated to existing debt.

     In 1992, ARG issued and sold $120,000,000 of senior secured notes. These notes are due September 15, 1998. Simultaneously with its issuance of the notes, ARG entered into a senior credit agreement providing for a term loan of $40,000,000, a revolving credit facility of $11,000,000 and a letter of credit facility of $15,000,000. ARG used the proceeds to repay existing debt and to purchase previously issued warrants from the previous lender.

     In December 1993, the Company consummated a refinancing which included, among other things, (a) the private placement by ARG of $50,000,000 of senior secured notes due September 15, 1998 (the "Note Offering") and (b) the private placement by Holdings of 88,557 units consisting of $88,557,000 aggregate principal amount of 14% senior discount debentures due 2005 and 88,557 shares of Holdings common stock (the "Debenture Offering") at a total price of $45,000,000. Substantially all of the net proceeds of the Debenture Offering were contributed by Holdings to ARG. The combined net proceeds from the Note Offering and the Debenture Offering were used by ARG to repay a portion of ARG's indebtedness and to retire all of its outstanding preferred stock at a cost which was $42,545,000 less than its book value. ARG repaid the senior term loan and the outstanding indebtedness on the revolving credit facility. The existing credit agreement was also amended and restated for the revolving credit and letter of credit facilities. In March 1994, the Company consummated a registered exchange offer whereby ARG exchanged $50,000,000 of its senior secured notes due September 15, 1998, Series B, for one hundred percent of the senior secured notes that had been privately placed in the Note Offering and Holdings exchanged $88,577,000 of its 14% senior discount debentures due 2005 for one hundred percent of the senior discount debentures that had been privately placed in the Debenture Offering.

     In March 1996, Holdings completed a private placement of its 14% senior discount debentures due 2005 with a face value of $17,000,000 producing aggregate proceeds of approximately $7,114,000. Substantially all of the net proceeds of the offering were contributed by Holdings to ARG. The net proceeds were used by ARG for general corporate purposes.

     In August 1996, ARG's senior secured noteholders consented to an amendment which increased the interest rate from 12% to 13% and changed interest payment dates from semi-annual to quarterly beginning December 15, 1996. The amendment also replaced a net worth covenant with an EBITDA (earnings before interest, taxes, depreciation and amortization) covenant and required ARG to consummate asset sales or sale/leaseback transactions prior to December 31, 1996.

     In September 1996, ARG completed a sale/leaseback transaction under which it sold the real property relating to 24 Stuart Anderson's Black Angus and Stuart Anderson's Cattle Company restaurants for an aggregate sales price of $48,080,000 and simultaneously executed long-term leases under which it will continue to operate the restaurants. The proceeds of the transaction were used to redeem at par principal senior secured notes of $32,383,000 together with interest thereon; to repay bank debt; to partially cash collateralize outstanding letters of credit; to pay fees and expenses of this transaction as well as the above noted consent solicitation and a portion was retained by ARG to be invested in productive assets within six months. ARG recorded an extraordinary loss on extinguishment of debt relating to the write-off of capitalized debt costs in the amount of $1,095,000. In addition, a $5,929,000 gain related to this sale/leaseback was deferred and will be amortized over the life of the underlying leases.

     In December 1996, ARG completed a sale/leaseback transaction under which it sold the real property relating to 30 Grandy's restaurants for an aggregate sales price of $12,500,000 and simultaneously executed a long-term lease under which it will continue to operate the restaurants. The proceeds of this transaction were used to redeem at par principal senior secured notes of $9,543,000 together with interest thereon and to partially cash collateralize outstanding letters of credit and a portion was retained by ARG to be invested in productive assets within six months. ARG recorded a loss of $1,484,000 on the sale of this property and an extraordinary loss of $593,000 on extinguishment of debt relating to the write-off of capitalized debt costs.

     During 1996, ARG also completed the sale of three additional Grandy's restaurants and the sale/leaseback of two Spoons restaurants, the proceeds of which were applied in accordance with the requirements of ARG's debt instruments. The combined aggregate sales price of these transactions was $3,918,000.

     In 1997, ARG was in default under a covenant that required certain sales or sale/leaseback transactions by December 31, 1996. In March 1997, ARG's senior secured noteholders consented to an amendment which replaced the EBITDA covenants for the year ended December 30, 1996 and for the four quarters ended March 31, 1997 with an EBITDA covenant for the twelve months ended May 31, 1997, reduced the amount of net cash proceeds from asset sales or sale/leaseback transactions required by December 31, 1996 to $15,000,000 (which was accomplished) and waived any related existing defaults or events of default. The amendment provided for an increase of $10 in the stated principal amount for each $1,000 in stated principal amount of consenting noteholders. This resulted in an increase of approximately $1,617,000 in the stated principal amount of the senior secured notes and $1,200,000 in the actual outstanding principal amount of the senior secured notes.

     Substantially all assets of ARG are pledged to its senior lenders. In addition, the subsidiaries have guaranteed the indebtedness owed by ARG and such guarantee is secured by substantially all of the assets of the subsidiaries. In connection with such indebtedness, contingent and mandatory prepayments may be required under certain specified conditions and events. There are no compensating balance requirements. A quarterly commitment fee of 0.5% per annum is payable on the letter of credit facility and a quarterly fee of 3.75% per annum is payable on outstanding letters of credit.

     At year end 1995 and 1996, ARG had outstanding letters of credit primarily related to its self-insurance programs of approximately $14,435,000 and $12,356,000, respectively.

     Long-term debt is summarized as follows (in thousands):


                                                                             December 25,   December 30,
                                                                                 1995          1996
                                                                             ------------   -----------
     Senior discount debentures, interest only due
       semi-annually beginning June 15, 1999 at 14%,
       matures December 15, 2005                                               $ 59,257       $ 76,637

     Senior secured notes, interest only due
         semi-annually beginning September 15, 1992 at
         12%, amended to 13% beginning August 28, 1996, principal
         due September 15, 1998, sinking fund
         payment due September 15, 1997                                         120,000         84,270

     Senior secured notes, interest only due semi-annually
         beginning March 15, 1994 at 12%, amended to 13%
         beginning August 28, 1996, principal due September
         15, 1998, sinking fund payment due September 15, 1997                   49,671         41,584

     Revolving line of credit, interest at the prime rate
         plus 1.875% or LIBOR plus 3.25% due quarterly,
         paid September 13, 1996                                                  7,500            -

     Subordinated note payable, quarterly
         principal payments of $5,625,000
         due beginning December 31, 1998,
         interest only due quarterly at 10.25%                                   45,000         45,000

     Other                                                                          357          1,730
                                                                               --------       --------

                                                                                281,785        249,221
     Less-- Current portion                                                       7,850         41,324
                                                                               --------       --------

     Long-term portion                                                         $273,935       $207,897
                                                                               ========       ========


     Maturities of long-term debt during each of the five fiscal years subsequent to year end 1996 are $41,324,000, $85,104,000, $22,750,000,
     $22,781,000 and $315,000.

5.   Income Taxes

     On January 1, 1993, the Company adopted, prospectively, FAS 109. The adoption of this statement had no material effect on the Company's financial statements.

     The Company's provision for income taxes includes the following components (in thousands):


                                                  Year ended
                                 -----------------------------------------
                                 December 26,  December 25,    December 30,
                                     1994         1995            1996
                                 ------------  -----------     -----------
     Current:
         Federal                    $   -         $  -            $  -
         State                         64           75              94
                                      ---          ---             ---

                                       64           75              94
                                      ---          ---             ---

     Deferred:
         Federal                        -            -               -
         State                          -            -               -
                                      ---          ---             ---

                                      ---          ---             ---
                                      ---          ---             ---

     Provision for income taxes       $64          $75             $94
                                      ===          ===             ===

     The deferred income tax provision resulted from the following temporary differences in the recognition of revenues and expenses for tax and financial reporting purposes (in thousands):


                                                          Year ended
                                           ------------------------------------------
                                           December 26,   December 25,   December 30,
                                               1994          1995            1996
     Deferred tax liability:
       Decrease in liability
         reserves                            $   841      $      -        $      -
       Costs capitalized for financial
         reporting purposes and
         expensed on tax return                  283             -               395
       Other, net                                370              57             113
                                             -------        --------        --------

         Deferred tax liability                1,494              57             508
                                             -------        --------        --------

     Deferred tax asset:
       Tax depreciation less than
         depreciation for financial
         reporting purposes                   (2,850)         (1,313)           (639)
       Long-lived asset impairment
         not recognized on tax
         return                                  -               -            (5,426)
       Tax gain on sale/leaseback
         transaction, net                        -               -            (3,759)
       Increase in liability
         reserves                                -            (1,460)         (2,413)
       Costs expensed for financial
         reporting purposes and
         capitalized on tax return               -              (482)            -
       Carryover of tax net operating
         loss                                 (5,539)        (16,519)        (17,767)
                                             -------        --------        --------

         Deferred tax asset                   (8,389)        (19,774)        (30,004)
                                             -------        --------        --------

     Deferred asset, net of
       deferred liability                     (6,895)        (19,717)        (29,496)
     Valuation allowance                       6,895          19,717          29,496
                                             -------        --------        --------

     Net deferred tax liability              $    -         $    -          $     -
                                             =======        ========        ========

     The components of the Company's deferred income tax liability are as follows (in thousands):

                                                        Year ended
                                                ----------------------------
                                                December 25,    December 30,
                                                   1995             1996
                                                -----------     ------------
     Deferred tax liability:
       Tax depreciation greater than
         depreciation for financial
         reporting purposes                      $  7,639        $   7,000
       Costs capitalized for financial
         reporting purposes and
         expensed on tax return                     4,578            4,973
       Other, net                                     872              985
                                                 --------        ---------

         Deferred tax liability                    13,089           12,958
                                                 --------        ---------

     Deferred tax asset:
       Increase in liability reserves              (3,368)          (5,781)
       Long-lived asset impairment not
         recognized on tax return                     -             (5,426)
       Tax gain on sale/leaseback
         transactions, net                            -             (3,759)
       Carryover of tax net operating loss        (95,945)        (113,712)
                                                 --------        ---------


         Deferred tax asset                       (99,313)        (128,678)
                                                 --------        ---------

     Deferred asset, net of deferred
       liability                                  (86,224)        (115,720)
     Valuation allowance                           86,224          115,720
                                                 --------        ---------

     Net deferred tax liability                  $    -          $     -
                                                 ========        =========


     The effective tax rate differs from the Federal statutory rate of 34 percent as a result of the following items (in thousands):


                                                      Year ended
                                      ---------------------------------------------
                                      December 26,    December 25,     December 30,
                                          1994           1995             1996
                                      ------------    ------------     ------------
     Federal income tax credit
       at statutory rates               $(6,437)       $(16,123)       $(16,677)
     State income tax provision
       for which no federal
       benefit was recorded                  42              50              62
     Losses for which no federal
       benefit was recorded               5,757          14,175          15,661
     Permanent items, principally
       intangible amortization              702           1,973           1,048
                                        -------        --------        --------

     Provision for income taxes         $    64        $     75        $     94
                                        =======        ========        ========

     At December 30, 1996, the Company had available net operating loss carryforwards for Federal income tax purposes of $113,712,000, expiring in 2003 to 2011.

6.   Commitments and Contingencies

     ARG is obligated under employment agreements with certain officers and employees. Obligations under the agreements are $2,229,000 in 1997, provide for periodic increases and expire in 1997 unless extended.

     The Company has been named as defendant in various lawsuits. It is the opinion of management that the outcome of such litigation will not materially affect the Company's financial position or results of operations.

7.   Preferred Stock

     At year end 1995 and 1996, there were 10,000 authorized shares of preferred stock (one cent par value). There were no issued or outstanding shares.

8.   Common Stock

     Common stock (one cent par value) authorized, issued and outstanding is as follows:

                                       December 25,           December 30,
                                           1995                   1996
                                       ------------           ------------
     Shares authorized                 1,000,000                1,000,000
     Shares issued                       513,631                  513,631
     Shares outstanding                  504,505                  504,505
     Treasury shares                       9,126                    9,126

     The Chairman and certain other members of the Company's management own all outstanding shares of Holdings common stock other than shares of Holdings common stock issued to holders of the debenture units in connection with the refinancing and rights to acquire shares of Holdings common stock issuable upon exercise of options and warrants. All such shares owned by management are subject to a common stock voting trust agreement, in accordance with which the Chairman and Chief Executive Officer of the Company exercises all voting and substantially all other rights to which stockholders would otherwise be entitled until the earlier of December 31, 2001 or the termination of the common stock voting trust agreement.

     During 1994, the Company acquired 9,126 shares of treasury stock. No shares of treasury stock were acquired by the Company in 1995 and 1996.

9.   Stock-Based Compensation Plans

     The Company adopted a Stock Option Plan for Key Employees (the "Plan"). The Company accounts for this plan under APB Opinion No. 25, under which no compensation cost has been recognized. FAS 123 "Accounting for Stock-Based Compensation" was issued by the FASB in 1995 and, if fully adopted, changes the methods for recognition of cost on plans similar to those of the Company. Adoption of FAS 123 is optional; however, pro forma disclosures as if the Company had adopted the cost recognition method are required for the periods in which awards are granted. The Company did not award stock options during the fiscal years ended December 25, 1995 or December 30, 1996.

     Under the Plan, the Company may grant options for up to 45,600 shares and the option exercise price is equal to at least the stock market price on the date of grant. Vesting provisions for the stock options are determined by the Board of Directors on a per-grant basis.

     A summary of the status of the Company's stock option plan at December 25, 1995 and December 30, 1996 and changes during the years then ended is presented in the table and narrative below:


                                 December 26, 1994            December 25, 1995           December 30, 1996
                               ---------------------       ----------------------       ---------------------
                                            Weighted                     Weighted                    Weighted
                               Number        Average        Number        Average       Number        Average
                                 of         Exercise          of         Exercise         of         Exercise
                               Shares         Price         Shares         Price        Shares         Price
                               ------       --------        ------       --------       ------       --------
     Outstanding at
       beginning of
       year                    26,700        $ 17.98        21,572        $ 17.98       21,572        $ 17.98
     Granted                    4,000          17.98           -             -             -              -
     Exercised                    -             -              -             -             -              -
     Forfeited                 (9,128)         17.98           -             -          (9,128)         17.98
     Expired                      -             -              -             -             -              -
                               ------       --------        ------       --------       ------        -------
     Outstanding at
       end of year             21,572        $ 17.98        21,572        $ 17.98       21,444        $ 17.98
                               ======        =======        ======        =======       ======        =======


     Options outstanding at December 30, 1996, none of which are exercisable, have an exercise price of $17.98 with a weighted average remaining contractual life of approximately 6 years.