Form 10-Q
period 1997-09-29
AMERICAN RESTAURANT GROUP HOLDINGS INC
filed 1997-11-13
CIK 917540

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                        ---------------------------------

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                For the quarterly period ended September 29, 1997

                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________


                    American Restaurant Group Holdings, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                     33-74012                33-0592148
(State or other jurisdiction of       (Commission File        (I.R.S. employer
incorporation or organization)          File Number)         identification no.)


                            450 Newport Center Drive
                             Newport Beach, CA 92660
                                 (714) 721-8000
--------------------------------------------------------------------------------
          (Address and telephone number of principal executive offices)



--------------------------------------------------------------------------------
               Former name, former address and former fiscal year
                          if changed since last report.

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

The number of outstanding shares of the Company's Common Stock (one cent par value) as of November 3, 1997 was 504,505.

                    AMERICAN RESTAURANT GROUP HOLDINGS, INC.

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS:

          Consolidated Condensed Balance Sheets............................    1

          Consolidated Statements of Income................................    3

          Consolidated Statements of Cash Flows............................    4

          Notes to Consolidated Condensed Financial Statements.............    5

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS....................    6

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.................................    9

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS:


            AMERICAN RESTAURANT GROUP HOLDINGS, INC. AND SUBSIDIARIES
            ---------------------------------------------------------
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      -------------------------------------
                    DECEMBER 30, 1996 AND SEPTEMBER 29, 1997
                    ----------------------------------------

                                                        December 30,     September 29,
                                                           1996               1997
                                                        ------------      -------------
                                                                          (unaudited)
ASSETS
CURRENT ASSETS:
  Cash                                                  $  7,493,000      $  6,189,000
  Accounts receivable, net of reserve of
    $1,041,000 and $1,076,000 at December 30, 1996
    and September 29, 1997, respectively                   7,465,000         6,165,000
  Inventories                                              6,818,000         5,632,000
  Prepaid expenses                                         4,485,000         2,906,000
                                                        ------------      ------------

      Total current assets                                26,261,000        20,892,000
                                                        ------------      ------------

PROPERTY AND EQUIPMENT:
  Land and land improvements                               6,158,000         5,655,000
  Buildings and leasehold improvements                   110,071,000       112,782,000
  Fixtures and equipment                                  84,162,000        87,326,000
  Property held under capital leases                      12,375,000        12,375,000
  Construction in progress                                 6,487,000         1,849,000
                                                        ------------      ------------

                                                         219,253,000       219,987,000
  Less-- Accumulated depreciation                        118,084,000       124,758,000
                                                        ------------      ------------
                                                         101,169,000        95,229,000
                                                        ------------      ------------
OTHER ASSETS-- NET                                        49,775,000        46,651,000
                                                        ------------      ------------
    Total Assets                                        $177,205,000      $162,772,000
                                                        ============      ============


              The accompanying notes are an integral part of these
                       consolidated condensed statements.
     (consolidated condensed balance sheets continued on the following page)

                                                      December 30,       September 29,
                                                          1996                1997
                                                     -------------       -------------
                                                                          (unaudited)
LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                   $  33,394,000       $  32,967,000
  Accrued liabilities                                   14,435,000          14,040,000
  Accrued insurance                                     15,848,000          11,810,000
  Accrued interest                                         921,000           6,231,000
  Accrued payroll costs                                 11,059,000          10,069,000
  Current portion of obligations
    under capital leases                                   902,000             926,000
  Current portion of long-term debt                     41,324,000         171,655,000
                                                     -------------       -------------

    Total current liabilities                          117,883,000         247,698,000
                                                     -------------       -------------

LONG-TERM LIABILITIES, net of current portion:
  Obligations under capital leases                       8,443,000           7,746,000
  Long-term debt                                       207,897,000          86,242,000
                                                     -------------       -------------

    Total long-term liabilities                        216,340,000          93,988,000
                                                     -------------       -------------

DEFERRED GAIN                                            5,806,000           5,436,000
                                                     -------------       -------------

COMMITMENTS AND CONTINGENCIES

PREFERRED STOCK, $0.01 par value; 10,000 shares
  authorized, no shares issued or
  outstanding at December 30, 1996 or
  September 29, 1997                                            --                  --


COMMON STOCKHOLDERS' EQUITY:
  Common stock, $0.01 par value; 1,000,000
    shares authorized; 504,505 shares issued
    and outstanding at December 30, 1996 and
    September 29, 1997                                       2,000               2,000
  Treasury stock                                           (50,000)            (50,000)
  Paid-in capital                                       17,539,000          17,539,000
  Accumulated deficit                                 (180,315,000)       (201,841,000)
                                                     -------------       -------------

    Total common stockholders' deficit                (162,824,000)       (184,350,000)
                                                     -------------       -------------
   Total liabilities and common
    stockholders' equity                             $ 177,205,000       $ 162,772,000
                                                     =============       =============


              The accompanying notes are an integral part of these
                       consolidated condensed statements.

            AMERICAN RESTAURANT GROUP HOLDINGS, INC. AND SUBSIDIARIES
            ---------------------------------------------------------
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
     FOR THE THIRTEEN WEEKS ENDED SEPTEMBER 23, 1996 AND SEPTEMBER 29, 1997
     ----------------------------------------------------------------------
    AND THE THIRTY-NINE WEEKS ENDED SEPTEMBER 23, 1996 AND SEPTEMBER 29, 1997
    -------------------------------------------------------------------------
                                   (UNAUDITED)
                                   -----------

                                                Thirteen Weeks Ended                        Thirty-Nine Weeks Ended
                                          -----------------------------------         -----------------------------------
                                          September 23,         September 29,         September 23,         September 29,
                                              1996                  1997                  1996                  1997
                                          -------------         -------------         -------------         -------------
REVENUES                                  $107,319,000          $106,253,000          $332,988,000          $333,198,000

RESTAURANT COSTS:
  Food and beverage                         33,802,000            33,448,000           105,473,000           105,406,000
  Payroll                                   33,428,000            33,440,000           100,936,000           101,038,000
  Direct operating                          28,756,000            27,582,000            83,922,000            84,883,000
  Depreciation and amortization              5,179,000             5,100,000            15,486,000            15,182,000

GENERAL AND ADMINISTRATIVE EXPENSES          6,755,000             5,616,000            20,021,000            22,110,000
                                          ------------          ------------          ------------          ------------

  Operating profit (loss)                     (601,000)            1,067,000             7,150,000             4,579,000

INTEREST EXPENSE, net                        9,645,000             8,812,000            28,433,000            26,045,000
                                          ------------          ------------          ------------          ------------
  Loss before provision
    for income taxes and
    extraordinary loss                     (10,246,000)           (7,745,000)          (21,283,000)          (21,466,000)

PROVISION FOR INCOME TAXES                      15,000                19,000                75,000                60,000
                                          ------------          ------------          ------------          ------------

  Loss before extraordinary loss           (10,261,000)           (7,764,000)          (21,358,000)          (21,526,000)

  Extraordinary loss on
    extinguishment of debt                   1,095,000                    --             1,095,000                    --
                                          ------------          ------------          ------------          ------------
  Net loss                                $(11,356,000)         $ (7,764,000)         $(22,453,000)         $(21,526,000)
                                          ============          ============          ============          ============


              The accompanying notes are an integral part of these
                       consolidated condensed statements.

            AMERICAN RESTAURANT GROUP HOLDINGS, INC. AND SUBSIDIARIES
            ---------------------------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
    FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 23, 1996 AND SEPTEMBER 29, 1997
    -------------------------------------------------------------------------
                                   (UNAUDITED)
                                   -----------

                                                             September 23,       September 29,
                                                                  1996                1997
                                                             -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers                               $ 332,995,000       $ 334,295,000
  Cash paid to suppliers and employees                        (313,070,000)       (317,348,000)
  Interest paid, net                                           (26,390,000)        (12,261,000)
  Income taxes paid                                                (75,000)            (60,000)
                                                             -------------       -------------

    Net cash provided by (used in) operating activities         (6,540,000)          4,626,000
                                                             -------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                          (8,138,000)         (3,631,000)
  Net increase in other assets                                  (1,858,000)           (959,000)
  Proceeds from disposition of assets                           49,433,000             609,000
                                                             -------------       -------------

    Net cash provided by (used in) investing activities         39,437,000          (3,981,000)
                                                             -------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on indebtedness                                     (40,186,000)           (978,000)
  Borrowings on indebtedness                                     7,664,000           1,199,000
  Net increase in deferred debt costs                           (4,063,000)         (1,497,000)
  Payments on capital lease obligations                           (637,000)           (673,000)
                                                             -------------       -------------

    Net cash used in financing activities                      (37,222,000)         (1,949,000)
                                                             -------------       -------------

NET DECREASE IN CASH                                            (4,325,000)         (1,304,000)

CASH, at beginning of period                                    10,385,000           7,493,000
                                                             -------------       -------------

CASH, at end of period                                       $   6,060,000       $   6,189,000
                                                             =============       =============

RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY
(USED IN) OPERATING ACTIVITIES:
  Net loss                                                   $ (22,453,000)      $ (21,526,000)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Extraordinary loss on extinguishment of debt               1,095,000                  --
      Depreciation and amortization                             15,486,000          15,182,000
      Loss on disposition of assets                                412,000           4,029,000
      Amortization of deferred gain                                     --            (370,000)
      Accretion on indebtedness                                  7,389,000           8,455,000
      (Increase) decrease in current assets:
        Accounts receivable, net                                     7,000           1,097,000
        Inventories                                                 15,000           1,186,000
        Prepaid expenses                                         1,551,000             (72,000)
      Increase (decrease) in current liabilities:
        Accounts payable                                         1,410,000            (427,000)
        Accrued liabilities                                     (7,480,000)         (3,229,000)
        Accrued insurance                                          529,000          (4,038,000)
        Accrued interest                                        (5,346,000)          5,329,000
        Accrued payroll                                            845,000            (990,000)
                                                             -------------       -------------

           Net cash provided by (used in)
             operating activities                            $  (6,540,000)      $   4,626,000
                                                             =============       =============


              The accompanying notes are an integral part of these
                       consolidated condensed statements.

            AMERICAN RESTAURANT GROUP HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.        MANAGEMENT OPINION

          The Consolidated Condensed Financial Statements included herein have been prepared by the Company, without audit, in accordance with Securities and Exchange Commission Regulation S-X. In the opinion of management of the Company, these Consolidated Condensed Financial Statements contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the Company's financial position as of December 30, 1996 and September 29, 1997, and the results of its operations and its cash flows for the thirty-nine weeks ended September 23, 1996 and September 29, 1997. The Company's results for an interim period are not necessarily indicative of the results that may be expected for the year.

          Although the Company believes that all adjustments necessary for a fair presentation of the interim periods presented are included and that the disclosures are adequate to make the information presented not misleading, it is suggested that these Consolidated Condensed Financial Statements be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's annual report on Form 10-K, File No. 33-74012, for the year ended December 30, 1996 and the Company's current report on Form 8-K, File No. 33-74012, dated September 12, 1997.

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

RESULTS OF OPERATIONS

Thirteen weeks ended September 23, 1996 and September 29, 1997:

Revenues. Total revenues decreased from $107.3 million in the third quarter of 1996 to $106.3 million in the third quarter of 1997. Comparable restaurant revenues decreased 2.9%. During the twelve months ended September 29, 1997, the Company opened six new restaurants and closed 23 restaurants. There were 249 restaurants operating as of September 23, 1996 and 232 operating as of September 29, 1997.

Black Angus revenues increased 3.6% to $62.0 million in the third quarter of 1997 as compared to the same period in 1996. The increase was due to the addition of six new restaurants, which included expansion into the Salt Lake City, Utah, market (one restaurant). The Company closed one restaurant during the twelve months ended September 29, 1997. Comparable restaurant revenues decreased 3.2% as compared to the prior year.

Grandy's revenues decreased 13.7% to $19.7 million in the third quarter of 1997 as compared to the same period in 1996. Comparable restaurant revenues in the third quarter of 1997 were 8.6% lower than the same period in 1996, due to less use of discounting to stimulate sales and less advertising and promotion. The Company closed 19 poor performing restaurants during the twelve months ended September 29, 1997. Franchise revenues increased in the third quarter of 1997 due to the recognition of deferred franchise fees.

Revenues from other concepts (Spoons, Spectrum and National Sports Grill) remained constant at $24.6 million in the third quarter of 1996 and 1997. The Company closed three poor performing restaurants during the twelve months ended September 29, 1997. Comparable restaurant revenues increased 2.6%.

Food and Beverage Costs. As a percentage of revenues, food and beverage costs remained the same at 31.5% in the third quarter of 1996 and 1997. Higher seafood costs were offset by lower meat and beverage costs.

Payroll Costs. As a percentage of revenues, labor costs increased from 31.1% in the third quarter of 1996 to 31.5% in the third quarter of 1997. The increase was partially due to higher restaurant management payroll.

Direct Operating Costs. Direct operating costs consist of occupancy, advertising and other expenses incurred by individual restaurants. As a percentage of revenues, these costs decreased in the third quarter from 26.8% in 1996 to 26.0% in 1997. The decrease was primarily due to lower advertising costs partially offset by higher occupancy expenses.

Depreciation and Amortization. Depreciation and amortization consists of depreciation of fixed assets used by individual restaurants, divisions and corporate offices, as well as amortization of intangible assets. As a percentage of revenues, depreciation and amortization remained the same at 4.8% in the third quarter of 1996 and 1997. A decrease in depreciation, primarily due to the non-cash reduction of the historical cost of certain long-lived assets in December 1996, was offset by an increase in deferred debt cost amortization related to the March 1997 increase in principal for senior secured note holders who consented to an amendment.

General and Administrative Expenses. General and administrative expenses decreased from $6.8 million in the third quarter of 1996 to $5.6 million in the third quarter of 1997. The decrease was primarily due to a reduction in administrative payroll. General and administrative expenses as a percentage of revenues decreased from 6.3% to 5.3%.

Operating Profit. Due to the above items, operating profit increased from an operating loss of $0.6 million in the third quarter of 1996 to an operating profit of $1.1 million in the third quarter of 1997. As a percentage of revenues, operating profit increased from -0.6% to 1.0%.

Interest Expense - Net. Interest expense decreased from $9.6 million in the third quarter of 1996 to $8.8 million in the third quarter of 1997. The decrease was primarily due to a lower average debt balance in the third quarter of 1997. The Company's average stated interest rate increased from 12.3% in the third quarter of 1996 to 12.8% in the third quarter of 1997. The weighted average debt balance (excluding capitalized lease obligations) decreased from $292.1 million in the third quarter of 1996 to $255.7 million in the third quarter of 1997.

Thirty-nine weeks ended September 23, 1996 and September 29, 1997:

Revenues. Total revenues increased 0.1% from $333.0 million in the thirty-nine weeks ended September 23, 1996 to $333.2 million in the thirty-nine weeks ended September 29, 1997. Comparable restaurant revenues decreased 3.5%. There were 249 restaurants operating as of September 23, 1996 and 232 operating as of September 29, 1997.

Black Angus revenues increased 4.5% to $199.7 million in 1997 as compared to the same period in 1996. The increase was due to the addition of six new restaurants. Comparable restaurant revenues decreased 4.2%.

Grandy's revenues decreased 12.1% to $60.0 million in 1997 as compared to the same period in 1996. Comparable restaurant revenues were 7.2% lower than the prior year. The Company closed 19 poor performing restaurants during the twelve months ended September 29, 1997. Franchise revenues were $1.9 million and $2.1 million in 1996 and 1997, respectively.

Revenues from other concepts (Spoons, Spectrum and National Sports Grill) remained approximately the same at $73.5 million in 1996 and $73.4 million in 1997. Comparable restaurant revenues increased 1.4%.

Food and Beverage Costs. Food and beverage costs as a percentage of revenues remained approximately the same at 31.7% in 1996 and 31.6% in 1997.

Payroll Costs. As a percentage of revenues, labor costs remained constant at 30.3% in 1996 and 1997.

Direct Operating Costs. As a percentage of revenues, total direct operating costs increased 0.3% from 25.2% in 1996 to 25.5% in 1997. The increase was primarily due to higher occupancy expenses partially offset by lower advertising costs.

Depreciation and Amortization. As a percentage of revenues, depreciation and amortization decreased from 4.7% in 1996 to 4.6% in 1997. The decrease was primarily due to the non-cash reduction of the historical cost of certain long-lived assets in December 1996.

General and Administrative Expenses. General and administrative expenses increased from $20.0 million in 1996 to $22.1 million in 1997. The increase was primarily due to a non-cash charge of $4.1 million for costs associated with closed restaurants. General and administrative expenses as a percentage of revenues were 6.0% and 6.6% (5.4% before the non-cash charge for closed restaurants) for 1996 and 1997, respectively.

Operating Profit. Due to the items mentioned above, operating profit decreased from $7.2 million in 1996 to $4.6 million in 1997. As a percentage of revenues, operating profit decreased from 2.1% to 1.4%. Before the non-cash charge mentioned above there was an operating profit of $8.7 million in 1997.

Interest Expense. Interest expense decreased from $28.4 million in 1996 to $26.0 million in 1997. The Company's average stated interest rate increased from 12.1% in 1996 to 12.8% in 1997. Average borrowings (excluding capitalized lease obligations) decreased from $289.2 million in 1996 to $252.5 million in 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of liquidity is cash flow from operations. The Company requires capital principally for the acquisition and construction of new restaurants, the remodeling of existing restaurants and the purchase of new equipment and leasehold improvements.

In general, restaurant businesses do not have significant accounts receivable because sales are made for cash or by credit card vouchers which are ordinarily paid within a few days, and do not maintain substantial inventory as a result of the relatively brief shelf life and frequent turnover of food products. Additionally, restaurants generally are able to obtain trade credit in purchasing food and restaurant supplies. As a result, restaurants are frequently able to operate with working capital deficits, i.e., current liabilities exceed current assets. At September 29, 1997, the Company had a working capital deficit of $226.8 million which included $171.7 million in current portion of long-term debt.

The Company estimates that capital expenditures of $5.0 million to $10.0 million are required annually to maintain and refurbish its existing restaurants. In addition, the Company spends approximately $10.0 million to $13.0 million annually for repairs and maintenance which are expensed as incurred. Other capital expenditures, which are generally discretionary, are primarily for the construction of new restaurants and for expanding, reformatting and extending the capabilities of existing restaurants and for general corporate purposes. Total capital expenditures year to date were $8.1 million in 1996 and $3.6 million in 1997. The decrease was partially due to the construction of six new restaurants in the prior year. The credit agreement of American Restaurant Group, Inc. ("ARG"), a wholly owned subsidiary of the Company, contains limitations on the amount of capital expenditures that ARG may incur.

ARG was three weeks late in paying the quarterly interest of $4.2 million on its senior secured notes which was due September 15, 1997. The credit agreement provides for a 30-day grace period for interest payments.

Because ARG failed to make the $40.9 million payment that was due on September 15, 1997 under the sinking fund provisions of its senior secured notes, ARG was restricted from paying the quarterly interest of $1.2 million on its subordinated debt which was due September 15, 1997. In addition, ARG failed to meet EBITDA covenants under its senior secured notes for the twelve months ended May 31, 1997, for the four quarters ended June 30, 1997 and for the four quarters ended September 29, 1997. Although ARG's lenders have not moved to accelerate the repayment of this debt, the Company has included its senior secured notes and its subordinated debt in the current portion of long-term debt.

Arthur Andersen LLP, independent public accountants, has issued a report which states that the fact that ARG (i) has suffered recurring losses from operations,
(ii) has a net capital deficit, (iii) has failed to make the sinking fund payment of $40.9 million which was due September 15, 1997, and (iv) may be required to renegotiate its senior debt if it cannot meet amended covenants, raises substantial doubt about its ability to continue as a going concern.

Substantially all assets of ARG are pledged to its senior lenders. In addition, the subsidiaries have guaranteed the indebtedness owed by ARG and such guarantee is secured by substantially all of the assets of the subsidiaries. In connection with such indebtedness, contingent and mandatory prepayments may be required under certain specified conditions and events.

ARG's senior credit facilities provide for a letter of credit facility of $11.0 million until December 15, 1997. This letter of credit facility was fully utilized as of November 3, 1997. A quarterly commitment fee of 0.5% per annum is payable on the letter of credit facility and a quarterly fee of 3.75% per annum is payable on outstanding letters of credit. Having repaid the outstanding bank loan in September 1996, ARG does not have a working capital facility.

ARG did not obtain the required consents from its senior secured note holders or from the holders of its subordinated debt to sell its Stuart Anderson's Black Angus and Stuart Anderson's Cattle Company restaurants. Consequently, the Company will not continue to pursue that transaction.

In order to address these liquidity issues, ARG intends to solicit consent from its debt holders to refrain from accelerating the repayment of its debt and has developed a refinancing plan and retained an investment banking company as its financial advisor and sole placement agent. Although the Company believes that this refinancing can be completed by year end 1997 and that it will be in the best interests of its various debt holders, there can be no assurance that it will be completed on the terms and within the time frame expected.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       List of Exhibits

          Exhibit No.           Description
          -----------           -----------
               4.26             Tenth Amendment to Amended and Restated Credit
                                Agreement, dated June 25, 1997, among ARG, the
                                subsidiaries of ARG parties hereto, Bankers
                                Trust Company, as Agent, and the several banks
                                named thereto. *

               4.27             Eleventh Amendment to Amended and Restated
                                Credit Agreement, dated July 28, 1997, among
                                ARG, the subsidiaries of ARG parties hereto, Bankers Trust Company, as Agent, and the several banks named thereto. *

               4.28             Twelfth Amendment to Amended and Restated Credit
                                Agreement, dated September 12, 1997, among ARG, the subsidiaries of ARG parties hereto, Bankers
                                Trust Company, as Agent, and the several banks named thereto. *

               4.29             Thirteenth Amendment to Amended and Restated
                                Credit Agreement, dated October 13, 1997, among
                                ARG, the subsidiaries of ARG parties hereto, Bankers Trust Company, as Agent, and the several banks named thereto. *


             EXHIBIT
             NUMBER             DESCRIPTION
             -------            -----------
               27.1             Financial Data Schedule, which is submitted
                                electronically to the Securities and Exchange
                                Commission for information only.

               *                Incorporated by reference to ARG's Quarterly
                                Report on Form 10-Q dated September 29, 1997 filed with the Securities and Exchange
                                Commission on November 13, 1997.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        AMERICAN RESTAURANT GROUP HOLDINGS, INC.
                                                       (Registrant)



Date: November 13, 1997                 By: /s/ WILLIAM J. MCCAFFREY, JR.
      -----------------                     ------------------------------------
                                                William J. McCaffrey, Jr.
                                                Vice President, Chief
                                                Financial Officer